Form 10-Q
period 2013-03-31
METROSPACES, INC.
filed 2013-05-21
CIK 1488501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

--------------------------------
FORM 10-Q
--------------------------------

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2013

[     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from __________ To _________

Commission file number: 333-186559

METROSPACES, INC.
(Exact name of registrant as specified in its charter)

Delaware	90-0817201
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

888 Brickell Key Dr., Unit 1102, Miami, FL	33131
(Address of principal executive offices)	(zip code)

(305) 600-0407
(Registrant’s telephone number, including area code)

(Former Name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]     No [     ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [     ]     No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes [     ]      No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court Yes [     ]     No [     ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 15, 2013, there were 2,335,266,483 shares of the Registrant’s Common Stock outstanding.

METROSPACES, INC.
For The Quarterly Period Ended March 31, 2013

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY AND ITS INDUSTRY. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, ACHIEVEMENTS AND PROSPECTS TO BE MATERIALLY DIFFERENT FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Metrospaces, Inc.
(Development Stage Company)
Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)

ASSETS

Advance payment for real property	665,984	665,984
Investment in non-consolidated subsidiary	150,000	150,000

Total assets	$815,984	$815,984

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities

Long term debt related party, net of imputed interest of $30,869 and $45,005	719,131	704,995
Notes payable -related parties	418,921	413,141
Accrued expenses	20,500	16,750
Accrued interest - related party	16,500	12,375

Total liabilities	1,175,052	1,147,261

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.000001 par value,
2,000,000 shares authorized,
0 shares issued and outstanding	-	-

Common stock, $0.000001 par value,
5,000,000,000 shares authorized,
2,335,233,149 shares issued and outstanding	2,335	2,335
Additional paid in capital	39,665	39,665
Deficit accumulated during development stage	(401,068)	(373,277)
TOTAL STOCKHOLDERS' DEFICIENCY	(359,068)	(331,277)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	815,984	815,984

The accompanying notes are an integral part of these financial statements.

Metrospaces, Inc.
(Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

		From Inception
		(April 3, 2012)
	Three months ended	to March 31,
	March 31, 2013	2013

Revenue	$-	$-

Operating expenses

General and administrative	9,530	31,421

Total operating expenses	(9,530)	(31,421)

Interest expense	18,261	69,647

Net loss	$(27,791)	$(101,068)

The accompanying notes are an integral part of these financial statements.

Metrospaces, Inc.
(Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

		From Inception
		(April 3, 2012)
	Three months ended	to March 31,
	March 31, 2013	2013

Cash flows from operating activities
Net loss	$(27,791)	$(101,068)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of imputed interest	14,136	53,147
Interest accrued to related party	4,125	16,500
Salary accrued to related party	3,750	15,000
Changes in operating assets and liabilities:
Accrued expenses	-	5,500

Net cash used in operating activities	(5,780)	(10,921)

Cash flows from financing activities
Proceeds from issuance of common stock	-	42,000
Repayment of note payable related party	-	(40,000)
Proceeds from stockholder loans	5,780	8,921

Net cash provided by financing activities	5,780	10,921

Net change in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

Supplemental disclosure of cash flow information

Advance payment for real property acquired for note payable to related party	$-	$665,984

Investment acquired for note payable to related party	$-	$150,000

The accompanying notes are an integral part of these financial statements.

Metrospaces, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

Note 1 – Basis of Presentation and Business

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes hereto as of December 31, 2012.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or any other period.

Business

Metrospaces, Inc. (the "Company") was incorporated as “Strata Capital Corporation” on December 10, 2007, under the laws of the State of Delaware. Urban Spaces, Inc. (“Urban Spaces”) was incorporated on April 3, 2012, under the laws of the State of Nevada and thereafter formed Urban Properties LLC, a Delaware limited liability company and its 99.9% owned subsidiary (“UPLLC”). Through Urban Spaces and its subsidiaries, the Company builds, sells and manages condominium properties located in Argentina and Venezuela.

Since its incorporation and prior to the merger described below, the Company conducted no operations. Since that merger, it has been engaged in the operations conducted by Urban Spaces, but has not earned any revenue. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise," as set forth in authoritative guidance issued by the Financial Accounting Standards Board. Among the disclosures required are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of Urban Spaces' inception.

Merger

On August 13, 2012, the Company completed a Plan and Agreement of Merger by and among the Company, Strata Acquisition, Inc., a Nevada corporation, and Urban Spaces, whereunder Urban Spaces became the wholly owned subsidiary of the Company and the Company issued 2,000,000,000 shares of its Common Stock to stockholders of the Urban Spaces. Although, as a legal matter, the Company acquired Urban Spaces in the merger, Urban Spaces was considered to be the accounting acquirer, and the merger was accounted for as a reverse merger, with the Urban Spaces being the accounting survivor. Accordingly, the historical financial statements presented are those of Urban Spaces and its subsidiary and do not include the historical financial results of the Company.

In connection with the merger, the then current president and sole director of the Company, entered into an Exchange Agreement, under which 10,000,000 shares of the Company’s Series A Preferred Stock and $170,146 of its indebtedness to him were exchanged for its secured promissory note payable to him in the principal amount of $260,000, which bears interest at the rate of 0.24% per annum, and the payment to him of $40,000 in cash. The promissory note is due on August 13, 2013, is subject to acceleration in the event of certain events of default, contains certain restrictive covenants and is secured by the pledge of the 99.9% of the outstanding shares of Common Stock of Urban Spaces owned by the Company.

Note 2 – Significant accounting policies

Use of Estimates

The preparation of the financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Real Property

Real property is stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Investments in non-consolidated subsidiaries

Investments in non-consolidated entities are accounted for using the equity method or cost basis depending upon the level of ownership and/or the Company's ability to exercise significant influence over the operating and financial policies of the investee. When the equity method is used, investments are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment. When net losses from an investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not provided for. The Company resumes accounting for the investment under the equity method if the entity subsequently reports net income and the Company's share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.

Impairment of Long Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable, the Company compares the carrying amount of the asset group to future undiscounted net cash flows, excluding interest costs, expected to be generated by the asset group and their ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, "Income Taxes." Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues and has no cash on hand to meet its working capital and capital expenditure needs. In addition, the Company had a stockholders' deficiency of $359,068 as of March 31, 2013. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its shareholders and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company's ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

Note 4 – Advance payment for Real Property

The Company purchased from GBS Capital Partners, Inc. ("GBS"), a related party, the right to receive 9 loft-type condominium units from their builder upon the completion of these units (See note 9). As consideration for this purchase, the Company agreed to pay $750,000 to GBS, without interest (See note 6). The Company has imputed interest on this obligation at the rate of 8% per annum and has recorded the deposit net of such imputed interest at a cost of $665,984. These units will be offered for sale upon their acquisition.

Note 5 – Investment in non-consolidated subsidiary

On December 3, 2012, UPLLC assigned to GBS Fund I, LLC, a Florida limited liability company (the “Fund”), UPLLC’s rights to acquire all of the outstanding shares of Promotora Alon-Bell, C.A., a Venezuelan corporation which owns vacant land located in Venezuela upon which a condominium project is to be constructed. UPLLC had acquired such rights from a stockholder of the Company in exchange for a promissory note in the principal amount of $150,000. (See note 7.) This stockholder had acquired his rights to acquire these shares under an agreement with their holders, pursuant to which he paid them $150,000 in cash. This investment, which represents an interest of 26.32% in the Fund, is being accounted for under the equity method of accounting. The Fund acquired the shares in Promotora Alon-Bell, C.A. on December 16, 2012. The Company has not recognized any gain or loss from its investment since the subsidiary has not yet commenced any operations.

Note 6 – Long Term Debt – Related Party

On April 13, 2012, the Company entered into an agreement to purchase nine condominium units from GBS Capital Partners, a related party of the Company, in exchange for a two year non-interest bearing note payable. Interest has been imputed at a rate of 8% per annum.

The Company has recorded an initial debt discount of $84,016 related to the imputed interest which is being amortized on the effective interest rate method over the term of the note. Interest expense for the three months ended March 31, 2013 and for the period from inception (April 3, 2012) to December 31, 2012, charged to the statement of operations was $14,136 and $53,147, respectively.

This obligation matures as follows:

April 15, 2013	$350,000
April 15 2014	$400,000

$750,000

Note 7 – Notes Payable – Related Parties

A $150,000 promissory note payable to a shareholder of the Company incurred for the transfer of an option to purchase the outstanding shares of Promotora Alon-Bell, C.A. (See Note 4), which is due April 20, 2014, and bears interest at the rate of 11% per annum. Interest expense for the three months ended March 31, 2013 and for the period from inception (April 3, 2012) to December 31, 2012, charged to the statement of operations was $4,125 and $16,501, respectively.

The $260,000 promissory note payable to the prior president and sole director of the Company (see Note 1), which bears interest at the rate of 0.24% and is due on August 13, 2013. This note is secured by a pledge of all of the shares of the Urban Spaces. This promissory note is subject to acceleration in the event of default and contains certain restrictive covenants, as defined in the agreement.

During the period from the inception of Urban Spaces (April 3, 2012) through March 31, 2013, a stockholder of the Company paid operating expenses of the Company in the amount of $8,921. These amounts were recorded as a loan payable, bearing no interest and due on demand.

Note 8 – Stockholders' Equity

On August 13, 2012, in connection with the merger, the Company issued 2,000,000,000 shares of its Common Stock to the stockholders of Urban Spaces. (See Note 1.)

In connection with the Merger, the Company completed a private placement. 335,200,000 shares of common stock for proceeds of $40,000.

Note 9 – Related Party Transactions

A Company's shareholder is a 33% partner in GBS Capital Partners (see Note 4), the entity from which the Company acquired the deposit of nine condominium units.

The shareholder referred to above is entitled to receive a monthly salary of $1,250. The salary has not been paid and the Company has accrued an amount of $3,750 and $15,000 for the three months ended March 31, 2013 and for the period April 3, 2012 to December 31, 2012, respectively, which is reflected in accrued expenses in the accompanying Balance Sheet at March 31, 2013 and December 31, 2012.

See Notes 4 and 6 regarding the assignment of the right to acquire 9 condominium units from an entity in which a stockholder of the Company has an interest.

Note 10 – Income Taxes

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the period ended December 31, 2012 to the Company's effective tax rate is as follows:

U.S. federal statutory rate	-34.0
State income tax, net of federal benefit	-4.0
Increase in valuation allowance	38.0
Income tax provision (benefit)	0.0

As of December 31, 2012, the Company had approximately $85,000 of federal and state net operating loss carryovers ("NOLs") which begin to expire in 2032. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Note 11 – Subsequent Events

Management has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued. No events occurred that require adjustment to or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

General

We acquire land and design, build, develop and resell condominiums on it, principally in urban areas in Latin America, alone or together with investors; we are also acquiring condominiums that are under construction for resale, but do not intend to conduct business in this manner after these condominiums have been sold. We sell condominiums at different prices, depending principally on their location, size and level of options and amenities to customers who are able to make substantial payments upon signing purchase agreements and at agreed time as construction progresses. Our current projects are located in Buenos Aires, Argentina, and Caracas, Venezuela. One of these projects is nearing completion and two are in the planning stage. We are considering projects in Peru and Colombia, but have taken no measures to implement them. We will market directly with our own sales force by personal contact, through real estate brokers and agents and internet websites. We will also manage these condominiums for customers who wish to lease them on a long- or short-term basis. The Company’s operating subsidiary, Urban Spaces, Inc., a Nevada corporation (“Urban Spaces”) which the Company acquired on August 13, 2012, commenced operations on April 3, 2012. The Company is a development-stage company.

Our consolidated financial statements include only the period commencing with the inception of our operating subsidiary, Urban Spaces, on April 3, 2012, includes the financial statements of Urban Spaces and its subsidiaries and do not include any historical financial data of the Company, which was incorporated on December 10, 2007, and which never conducted any business. Accordingly, these financial statements are those of Urban Spaces, which was the accounting acquirer in the merger which is discussed below.

Our History

Prior to the Merger

The Company was incorporated in Delaware on December 10, 2007, under the corporate name “Strata Capital Corporation” for the purpose of acquiring Cyberoad.com Corporation, a Florida corporation (“Cyberoad”).

Cyberoad was formed as a Florida corporation in 1988, under the name Sunshine Equities Corp. In 1998, it changed its corporate name to LAL Ventures Corp and again, in 1999, it changed its corporate name to Cyberoad.com Corporation. In 1999, Cyberoad was an internet technology and software development company that developed, marketed and licensed complete computer software systems along with related technical and marketing support to operators of internet sportsbook and casino websites.

In 2006, Cyberoad was placed into receivership by the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, pursuant to Florida Statutes, Chapter 607. In June 2007, the Court appointed a receiver in these proceedings. The receiver elected Mark Renschler as Cyberoad’s sole officer and director. In October 2007, the receivership was terminated.

On December 18, 2007, the Company acquired Cyberoad, which had no material assets, through conversion under Delaware law. Conversion is a procedure available under the corporate laws of the States of Delaware and Florida whereby a corporation may change its corporate domicile. No consideration was paid in connection with this conversion. On January 22, 2008, the Company amended its Certificate of Incorporation to increase its authorized capital stock to 5,000,000,000 shares of common stock, par value $0.000001 per share, and 10,000,000 shares preferred stock, par value $0.000001 per share, issuable in series, all of which was designated as Series A Preferred Stock.

On January 18, 2010, by consent of the stockholders of the Company without a meeting, Richard Astrom was appointed as its sole director, President and CEO. On February 18, 2010, by consent of the stockholders without a meeting, Mark Astrom, the son of Richard S. Astrom, was appointed to the Company’s Board of Directors. Contemporaneously, the Company issued 500,000,000 shares of Common Stock and all 10,000,000 of its authorized shares of Series A Preferred Stock to Charette Corporation (“Charette”), the President and sole stockholder of which was and remains Mark Astrom. All of these shares were issued as “founders shares,” at par value of $0.000001 per share, at a time when the Company had no material assets. By virtue of the two stock reverse to splits discussed below, the 500,000,000 of Common Stock were reduced to 33,334 shares of Common Stock. These shares of Common Stock and the 10,000,000 shares of Series A Preferred Stock were transferred by Mark Astrom to Richard S.Astrom for nominal consideration and delivered to the Company for cancellation in connection with the Merger.

On February 10, 2010, the Company entered into an Asset Purchase Agreement with Lyfetec, Inc., a Florida corporation (“Lyfetec”), which was amended on April 6, 2010, under which the Company agreed (i) to acquire the business and all of the assets of Lyfetec for consideration to be paid in shares of the Common Stock and (ii) to redeem, subject to the effectiveness of a registration statement that was filed under the Securities Act of 1933, all of the 10,000,000 shares of Series A Preferred Stock and 475,000,000 shares of Common Stock owned by Charette in exchange for payment to Charette of (a) $550,000, (b) any funds owed to Charette at the time of such redemption and (c) $60,640 for repayment of certain expenses advanced on behalf of or for the benefit of Lyfetec (the “Redemption”).

Also, on April 6, 2010, the Company entered into a Stock Purchase Agreement with Steven Cohen, the president of Lyfetec, pursuant to which the Company agreed to sell to him 1 million shares of Series A Preferred Stock in exchange for $55,000, payable at the rate of $1,000 per month for 55 months pursuant to a promissory note, contingent on the closing of the Redemption.

On April 1, 2010, the Company implemented a 1-for-15 reverse split of the Common Stock and, on June 16, 2010, the Company implemented a 1-for-1,000 reverse split of the Common Stock. The effects of these two reverse splits (and the rounding provisions in connection therewith) was to reduce the number of shares of outstanding Common Stock to 66,483.

In June 2010, the Company terminated the Asset Purchase Agreement with Lyfetec and the Stock Purchase Agreement with Mr. Cohen. On February 16, 2011, the Company withdrew the above mentioned registration statement.

Immediately prior to the merger described below and since its inception on December 10, 2007, the Company was, and from and after at least the time in 2006 when Cyberoad was placed into receivership, it was, a shell company, with nominal assets and no operations.

Also, immediately prior to that merger and the private placement described below, 33,334 shares of Common Stock were surrendered and canceled in satisfaction of a condition precedent set forth in a Plan and Agreement of Merger, dated August 10, 2012, by and among the Company, Strata Acquisition, Inc., a Nevada corporation (“Acquisition”), and Urban Spaces (the “Merger Agreement”), relating to the merger described below under the caption “The Merger,” reducing the number of shares of Common Stock outstanding to 33,149.

The Merger

On August 13, 2012, the closing under the Merger Agreement took place and on October 5, 2012, Urban Spaces and Acquisition filed articles of merger with the Secretary of State of the State of Nevada, pursuant to which Acquisition was merged with and into Urban Spaces, with Urban Spaces being the surviving corporation. As a result of the Merger, the Company is no longer a shell company. In connection with the Merger, the Company issued 2,000,000,000 shares of Common Stock to Oscar Brito, the sole holder of the common stock of Urban Spaces, who thereby became the Company’s controlling stockholder. Upon the closing of the Merger, Richard Astrom resigned as the Company’s sole director and president and Oscar Brito became the Company’s sole director and president.

Also in connection with the Merger:

    On August 13, 2012, the Company completed a private placement with 9 investors (the “Private Placement”) of 335,200,000 shares of Common Stock for proceeds of $36,396 in cash and payment for services valued at $3,604 under Securities Purchase Agreements. The price paid by each investor was 0.0001193317 per share. The Company also entered into Registration Rights Agreements with these investors, pursuant to which the Company filed the registration statement under the Securities Act covering the shares issued in the Private Placement, which became effective on May 15, 2013.
    Richard S. Astrom, the Company’s president and sole director, entered into an Exchange Agreement with the Company, under which 10,000,000 shares of the Company’s Series A Preferred Stock owned by him and $170,146 of the Company’s indebtedness to him were exchanged for the proceeds of the Private Placement and a secured promissory note of the Company payable to him in the principal amount of $260,000 and bearing interest at the rate of 0.24% per annum. The promissory note is due on August 13, 2013, is subject to acceleration in the event of certain events of default, contains certain restrictive covenants and is secured by a pledge of all of the shares of common stock of Urban Spaces.

    On October 31, 2012, the Company filed a certificate of amendment to its certificate of incorporation with the Secretary of State of the State of Delaware changing the Company’s corporate name from “Strata Capital Corporation.” to “Metrospaces, Inc.”

As a result of the Merger, we acquire and develop land in urban areas, principally in South American markets, primarily for the construction of condominiums on such land and sell them at different prices and with varying levels of options and amenities to customers who are able to make substantial payments upon signing purchase agreements and at agreed times as construction progresses. We will market directly with our own commissioned sales force, by personal contact by our officers, which will not involve additional compensation to them, through real estate brokers and agents and internet websites and manage these condominiums for customers who wish to lease them on a long- or short-term basis.

Our Common Stock is quoted on OTCQB under the trading symbol “MSPC.”

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2013

Revenues

We had no revenues for the three months ended March 31, 2013. There are no comparable results for the three months ended March 31, 2012, because we commenced operations on April 3, 2012.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2013, were $9,350, of which $3,750 was for salary and most of the remainder for SEC registration, FINRA and transfer agent fees. There are no comparable results for the three months ended March 31, 2012, because we commenced operations on April 3, 2012.

Net Loss

We had a net loss of $27,791 for the three month period ended March 31, 2013. There are no comparable results for the three months ended March 31, 2012, because we commenced operations on April 3, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our net loss at March 31, 2013, was $27,791, our accumulated deficit at that date was $359,068. We had no cash at that date. We financed our operations during this period through stockholder loans totalling $5,780. During the three-month period then ended, Mr. Oscar Brito, our president, earned $3,750 in salary from Urban Spaces. We were unable to pay this obligation and it has been accrued in our financial statements. We will be able to pay these obligations only from revenues from our operations and/or financing. Given our current financial condition and prospects, we can give no assurance as to whether or when we will be able to do so.

Net cash used in operating activities for the three months ended March 31, 2013 was $5,780. There are no comparable results for the three months ended March 31, 2012, because we commenced operations on April 3, 2012.

Net cash provided by financing activities for the three months ended March 31, 2013, was $5,780. There are no comparable results for the three months ended March 31, 2012, because we commenced operations on April 3, 2012.

Cash Requirements

We believe that we will require approximately $4 million to fund its operations for the next 12 months. We plan to fund its activities, including those of Urban Spaces, during the balance of 2013 and beyond through the sale of debt or equity securities, preconstruction sales of condominiums and/or deposits on condominium units sold after construction of a project commences but before these units are delivered. Our ability to obtain funding from pension funds in Argentina has been restricted by the recent nationalization of the largest Argentine pension funds. We believe that we will be able to obtain funding for its projects from other private lenders, but can give no assurance that we will be successful in so doing or that such financing, if available, will be on acceptable terms.

In Latin American countries, the proceeds of these preconstruction sales and deposits are not held in escrow pending closing, but may be used freely. Most commonly, we will make a preconstruction sale of one or a few penthouse or luxury condominiums in a project at a discount of 15%-25% from their list price. This discount approximates the rate of interest that we would pay for borrowed money in these countries. Such preconstruction sales and deposits are respectively expected to provide approximately 10% to 25% of a project’s costs. We believe that we will receive approximately $650,000 from preconstruction sales and deposits over the next 12 months.

We believe that we will receive approximately $850,000 from the sale of the 9 condominium units which we are acquiring in a project in Argentina, which is $100,000 more than the $750,000 that we have invested. However, until these units are sold, no assurance can be given as to what amount we will receive from such sale and accordingly, the profit or loss that will result from such sale.

On August 13, 2012, the Company issued a promissory note payable to Richard S. Astrom in the principal amount of $260,000. This promissory note is due on August 13, 2013, bears interest at the rate of 0.24% per annum and is secured by a Pledge Agreement, dated as of August 13, 2012, between the Company and Mr. Astrom, under which the Company pledged the shares of Urban Spaces to Mr. Astrom. On April 13, 2012, one of our subsidiaries entered into an agreement under which it is acquiring the 9 condominium units in Argentina for $750,000, payable in an installment of $350,000 on October 15, 2013, and an installment of $400,000 on October 15, 2014; our interest in that subsidiary have been pledged to secure this obligation

While we are not in default under the promissory note that it issued to or the pledge agreement that it entered into with Mr. Astrom, we do not presently have funds available to pay the note when due; likewise, while no default exists in the obligation to $750,000 for the 9 condominium units being purchased in Argentina or the related pledge, we do not presently have funds available to pay this obligation when required to do so. The amount of the funds required for us to pay these obligations is included in the $4 million that we will require to fund our operations for the next 12 months. We plan to obtain such funds through the sale of debt or equity securities and from any profits that we receive from the 9 Argentinian condominium units, rather than from preconstruction sales of condominiums and/or deposits on condominium units sold after construction of its other projects commence but before these units are delivered. In the event that we are unable to pay these obligations when required to do so, we intend to ask for extensions of due dates, but Mr. Astrom is not obligated to do so and the seller of the 9 Argentinian condominium units is obligated to do so only if and to the extent that these units are delivered after May 31, 2013. Further, the Company has no information as to whether or on what terms any such extension would be granted.

We can give no assurance that any of the funding described above will be available on acceptable terms, or available at all. If we are unable to raise funds in sufficient amount, when required or on acceptable terms, we may have to significantly reduce, or discontinue, our operations. To the extent that we raise additional funds by issuing equity securities or securities that are convertible into our equity securities, our stockholders may experience significant dilution.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2013. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Acting Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have assessed the effectiveness of those internal controls as of March 31, 2013, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of an insufficiency of employees who have bookkeeping and accounting experience. This is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

As we are not aware of any instance in which we failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, we determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our very limited resources at this time and not in the interest of our stockholders.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings nor is any of our property the subject of any pending legal proceedings.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 302

32.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 906

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METROSPACES, INC.	May 20, 2013

By: /s/ Oscar Brito
       Principal executive officer; Director;
       Acting principal accounting officer;
       Acting principal financial officer