Form 10-Q
period 2013-06-30
METROSPACES, INC.
filed 2013-08-14
CIK 1488501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
--------------------------------
FORM 10-Q
--------------------------------

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2013

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

As of July 31, 2013, there were 2,335,266,483 shares of the Registrant’s Common Stock outstanding.

EYES ON THE GO, INC.
For The Quarterly Period Ended June 30, 2013
TABLE OF CONTENTS

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Metrospaces, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	June 30, 2013	December 31, 2012

ASSETS

Adance payment for Real property	665,984	665,984
Investment in non-consolidated subsidiary	150,000	150,000

Total assets	$815,984	$815,984

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities

Long term debt related party, net of imputed interest of $30,869 and $45,005	728,428	704,995
Notes payable -related parties	421,215	413,141
Accrued expenses	26,000	16,750
Accrued interest - related party	20,625	12,375

Total liabilities	1,196,268	1,147,261

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.000001 par value,
2,000,000 shares authorized,
0 shares issued and outstanding	-	-

Common stock, $0.000001 par value,
5,000,000,000 shares authorized,
2,335,233,149 shares issued and outstanding	2,335	2,335
Additional paid in capital	39,665	39,665
Deficit accumulated during development stage	(422,284)	(373,277)
TOTAL STOCKHOLDERS' DEFICIENCY	(380,284)	(331,277)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	815,984	815,984

The accompanying notes are an integral part of these financial statements

Metrospaces, Inc.
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)

			From Inception	From Inception
	Six months	Three months	(April 3, 2012)	(April 3, 2012)
	ended	ended	to June 30,	to June 30,
	June 30, 2013	June 30, 2013	2012	2013

OPERATING EXPENSES:
General and administrative expenses	17,324	7,794	5,141	39,215

Total operating expenses	17,324	7,794	5,141	39,215

Interest expense	31,683	13,422	15,074	83,069

NET LOSS	(49,007)	(21,216)	(20,215)	(122,284)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	2,335,233,149	2,335,233,149	2,000,000,000

The accompanying notes are an integral part of these financial statements

Metrospaces, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

		From Inception
		(April 3, 2012)
	Six months ended	to June 30,
	June 30, 2013	2013

Cash flows from operating activities
Net loss	$(49,007)	$(122,284)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of imputed interest	23,433	62,444
Interest accrued to related party	8,250	20,625
Salary accrued to related party	7,500	18,750
Changes in operating assets and liabilities:
Accrued expenses	1,750	7,250

Net cash used in operating activities	(8,074)	(13,215)

Cash flows from financing activities
Proceeds from issuance of common stock	-	42,000
Repayment of note payable related party	-	(40,000)
Proceeds from stockholder loans	8,074	11,215

Net cash provided by financing activities	8,074	13,215

Net change in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

Supplemental disclosure of cash flow information

Advance payment for Real property acquired for note payable to related party	$-	$665,984

Investment acquired for note payable to related party	$-	$150,000

The accompanying notes are an integral part of these financial statements.

Metrospaces, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

Note 1 – Basis of Presentation and Business

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes hereto as of December 31, 2012. Operating results for the six and three months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or any other period.

Business

Metrospaces, Inc. (the “Company”) was incorporated as “Strata Capital Corporation” on December 10, 2007, under the laws of the State of Delaware. Urban Spaces, Inc. (“Urban Spaces”) was incorporated on April 3, 2012, under the laws of the State of Nevada and thereafter formed Urban Properties LLC, a Delaware limited liability company and its 99.9% owned subsidiary (“UPLLC”). Through Urban Spaces and its subsidiaries, the Company builds, sells and manages condominium properties located in Argentina and Venezuela.

Since its incorporation and prior to the merger described below, the Company conducted no operations. Since that merger, it has been engaged in the operations conducted by Urban Spaces, but has not earned any revenue. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise,” as set forth in authoritative guidance issued by the Financial Accounting Standards Board. Among the disclosures required are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of Urban Spaces’ inception.

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

Note 2 – Significant accounting policies

Use of Estimates

The preparation of the financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Real Property

Real property is stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Investments in non-consolidated subsidiaries

Investments in non-consolidated entities are accounted for using the equity method or cost basis depending upon the level of ownership and/or the Company’s ability to exercise significant influence over the operating and financial policies of the investee. When the equity method is used, investments are recorded at original cost and adjusted periodically to recognize the Company’s proportionate share of the investees’ net income or losses after the date of investment. When net losses from an investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not provided for. The Company resumes accounting for the investment under the equity method if the entity subsequently reports net income and the Company’s share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.

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

Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues and has no cash on hand to meet its working capital and capital expenditure needs. In addition, the Company had a stockholders’ deficiency of $422,284 as of June 30, 2013. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its shareholders and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

Note 4 – Advance payment for Real Property

The Company purchased from GBS Capital Partners, Inc. (“GBS”), a related party, the right to receive 9 loft-type condominium units from their builder upon the completion of these units (See note 9). As consideration for this purchase, the Company agreed to pay $750,000 to GBS, without interest (See note 6). The Company has imputed interest on this obligation at the rate of 8% per annum and has recorded the deposit net of such imputed interest at a cost of $665,984. These units will be offered for sale upon their acquisition.

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

Note 6 – Long Term Debt – Related Party

On April 13, 2012, the Company entered into an agreement to purchase nine condominium units from GBS Capital Partners, a related party of the Company, in exchange for a two-year non-interest bearing note payable. Interest has been imputed at a rate of 8% per annum.

The Company has recorded an initial debt discount of $84,016 related to the imputed interest which is being amortized on the effective interest rate method over the term of the note. Interest expense for the six and three months ended June 30, 2013 and for the period from inception (April 3, 2012) to December 31, 2012, charged to the statement of operations was $23,433, $9,297 and $62,444, respectively.

This obligation matures as follows:

October 15, 2013	$350,000
October 15, 2014	$400,000

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

During the period from the inception of Urban Spaces (April 3, 2012) through June 30, 2013, a stockholder of the Company paid operating expenses of the Company in the amount of $11,215. These amounts were recorded as a loan payable, bearing no interest and due on demand.

Note 8 – Stockholders’ Equity

On August 13, 2012, in connection with the merger, the Company issued 2,000,000,000 shares of its Common Stock to the stockholders of Urban Spaces. (See Note 1.)

In connection with the Merger, the Company completed a private placement. 335,200,000 shares of common stock for proceeds of $40,000.

Note 9 – Related Party Transactions

A shareholder is a 33% partner in GBS Capital Partners (see Note 4), the entity from which the Company acquired the deposit of nine condominium units.

The shareholder referred to above is entitled to receive a monthly salary of $1,250. The salary has not been paid and the Company has accrued an amount of $$7,500, $3,750 and $18,750 for the six and three months ended June 30, 2013 and for the period April 3, 2012 to June 30, 2013, respectively, which is reflected in accrued expenses in the accompanying Balance Sheet at June 30, 2013 and December 31, 2012.

See Notes 4 and 6 regarding the assignment of the right to acquire 9 condominium units from an entity in which a stockholder of the Company has an interest.

Note 10 – Income Taxes

The reconciliation of income tax benefit at the U.S. statutory rate of 34% to the Company’s effective rate for the periods presented is as follows:

U.S. federal statutory rate	-34.0
State income tax, net of federal benefit	-4.0
Increase in valuation allowance	38.0
Income tax provision (benefit)	0.0

As of December 31, 2012, the Company had approximately $85,000 of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2032. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

General

We acquire land and design, build, develop and resell condominiums on it, principally in urban areas in Latin America, alone or together with investors; we are also acquiring condominiums that are under construction for resale, but do not intend to conduct business in this manner after these condominiums have been sold. We sell condominiums at different prices, depending principally on their location, size and level of options and amenities to customers who are able to make substantial payments upon signing purchase agreements and at agreed time as construction progresses. Our current projects are located in Buenos Aires, Argentina, and Caracas, Venezuela. One of these projects is nearing completion, one is in the planning stage, and the third is in the early construction stage. We are considering projects in Peru and Colombia, but have taken no measures to implement them. We will market directly with our own sales force by personal contact, through real estate brokers and agents and internet websites. We will also manage these condominiums for customers who wish to lease them on a long- or short-term basis. The Company’s operating subsidiary, Urban Spaces, Inc., a Nevada corporation (“Urban Spaces”) which the Company acquired on August 13, 2012, commenced operations on April 3, 2012. The Company is a development-stage company.

Our consolidated financial statements include only the periods commencing with the inception of our operating subsidiary, Urban Spaces, on April 3, 2012, include the financial statements of Urban Spaces and its subsidiaries and do not include any historical financial data of the Company, which was incorporated on December 10, 2007, and which never conducted any business until April 3, 2012. Accordingly, these financial statements are those of Urban Spaces, which was the accounting acquirer in the merger which is discussed below.

Our History

Prior to the Merger

The Company was incorporated in Delaware on December 10, 2007, under the corporate name “Strata Capital Corporation.”

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

Also in connection with the Merger:

    On August 13, 2012, the Company completed a private placement with 9 investors (the “Private Placement”) of 335,200,000 shares of Common Stock for proceeds of $36,396 in cash and payment for services valued at $3,604 under Securities Purchase Agreements. The price paid by each investor was 0.0001193317 per share. The Company also entered into Registration Rights Agreements with these investors, pursuant tor which the Company filed the registration statement under the Securities Act covering the shares issued in the Private Placement, which became effective on May 15, 2013.
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

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2013

Revenues

We had no revenues for the three months ended June 30, 2013, or for the period beginning with our inception on April 3, 2012, and ending June 30, 2012.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2013, were $7,794, compared with $5,141 for the period beginning with our inception on April 3, 2012, and ending June 30, 2012. These expenses were higher during the latter period primarily because of costs incurred with our registration statement on Form S-1 that was declared effective on May 15, 2013.

Net Loss

We had a net loss of $21,216 for the three month period ended June 30, 2013, compared with $20,215 for the period beginning with our inception on April 3, 2012, and ending June 30, 2012.

Interest

Interest expense for the three months ended June 30, 2013, was $13,422, compared with $15,074 for the period beginning with our inception on April 3, 2012, and ending June 30, 2012.

SIX MONTHS ENDED JUNE 30, 2013

Revenues

We had no revenues for the six months ended June 30, 2013. There are no comparable results for the six months ended June 30, 2012, because we commenced operations on April 3, 2012.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2013, were $17,324. There are no comparable results for the six months ended June 30, 2012, because we commenced operations on April 3, 2012.

Net Loss

We had a net loss of $49,007 for the six month period ended June 30, 2013. There are no comparable results for the six months ended June 30, 2012, because we commenced operations on April 3, 2012.

Interest

Interest expense for the six months ended June 30, 2013, was $31,683. There are no comparable results for the six months ended June 30, 2012, because we commenced operations on April 3, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our net loss at June 30, 2013, was $49,007 and our accumulated deficit at that date was $422,284. We had no cash available at that date. We financed our operations during this period through stockholder loans. During the six-month period then ended, Mr. Oscar Brito, our president, earned $7,500 in salary from Urban Spaces. We were unable to pay this obligation and it has been accrued in our financial statements. We will be able to pay these obligations only from revenues from our operations and/or financing. Given our current financial condition and prospects, we can give no assurance as to whether or when we will be able to do so.

Net cash used in operating activities for the six months ended June 30, 2013, was $8,074.

Net cash used in financing activities for the six months ended June 30, 2013, was $8,074.

We financed our operations during the six months ended June 30, 2013, through stockholder contributions.

Cash Requirements

We believe that we will require approximately $3 million to fund our operations for the next 12 months. We had previously stated that we would require $4 million for this purpose, but during the second quarter of 2013, GBS Real Estate Fund I, LLC, a Florida limited liability company, which is the developer of our Los Naranjos Project, obtained financing of approximately $1 million from an Argentinian bank, reducing our need for funds by a like amount. We plan to fund our activities, including those of Urban Spaces, during the balance of 2013 and beyond through the sale of debt or equity securities, preconstruction sales of condominiums and/or deposits on condominium units sold after construction of a project commences but before these units are delivered. Our ability to obtain funding from pension funds in Argentina has been restricted by the recent nationalization of the largest Argentine pension funds. We believe that we will be able to obtain funding for its projects from other private lenders, but can give no assurance that we will be successful in so doing or that such financing, if available, will be on acceptable terms.

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

On August 13, 2012, the Company issued a promissory note payable to Richard S. Astrom in the principal amount of $260,000. This promissory note is due on August 13, 2013, bears interest at the rate of 0.24% per annum and is secured by a Pledge Agreement, dated as of August 13, 2012, between the Company and Mr. Astrom, under which the Company pledged the shares of Urban Spaces to Mr. Astrom. On April 13, 2012, one of our subsidiaries entered into an agreement under which it is acquiring the 9 condominium units in Argentina for $750,000. Payment was to be made in an installment of $350,000 on October 15, 2013, and an installment of $400,000 on October 15, 2014, based upon the promise of the seller to deliver them by May 31, 2013. The units have not yet been delivered and under an agreement with the seller, each of these due dates will be extended by the number of days after May 31, 2013, that they are delivered. Our interest in the subsidiary that is acquiring these units has been pledged to secure this obligation.

While we are not in default under the promissory note that it issued to or the pledge agreement that it entered into with Mr. Astrom, we do not presently have funds available to pay the note when due; likewise, while no default exists in the obligation of $750,000 for the 9 condominium units being purchased in Argentina or the related pledge, we do not presently have funds available to pay this obligation when required to do so. The amount of the funds required for us to pay these obligations is included in the $3 million that we will require to fund our operations for the next 12 months. We plan to obtain such funds through the sale of debt or equity securities and from any profits that we receive from the 9 Argentinian condominium units, rather than from preconstruction sales of condominiums and/or deposits on condominium units sold after construction of its other projects commence but before these units are delivered. In the event that we are unable to pay this obligation when required to do so, we intend to ask for an extension of the due date, but Mr. Astrom is not obligated to do so. Further, the Company has no information as to whether or on what terms any such extension would be granted. As noted above, the seller of the 9 Argentinian units is obligated to grant an extension because of delayed delivery of these units, but not in any other circumstance. In the event that we are unable to pay this obligation to Mr. Astrom when required to do so, we intend to ask for an extension of the due date, but the seller is not obligated to do so. Further, the Company has no information as to whether or on what terms any such extension would be granted.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2013. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Acting Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have assessed the effectiveness of those internal controls as of June 30, 2013, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

METROSPACES, INC.	August 13, 2013

By: /s/ Oscar Brito
       Principal executive officer; Director;
       Acting principal accounting officer;
       Acting principal financial officer