Form 10-Q
period 2013-09-30
METROSPACES, INC.
filed 2013-11-13
CIK 1488501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
--------------------------------
FORM 10-Q
--------------------------------

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2013

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

As of October 31, 2013, there were 2,335,266,149 shares of the Registrant’s Common Stock outstanding.

METROSPACES, INC.
For The Quarterly Period Ended September 30, 2013
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

Table of Contents	-1-

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Metrospaces, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	September 30, 2013	December 31, 2012

ASSETS
Advance payment for Real property	665,984	665,984
Investment in non-consolidated subsidiary	150,000	150,000
Cash	10,000
Total assets	$825,984	$815,984
LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Long term debt related party, net of imputed interest of $23,808 and $45,005	735,489	704,995
Notes payable -related parties	427,549	413,141
Note payable	10,000
Accrued expenses	31,500	16,750
Accrued interest - related party	24,750	12,375
Total liabilities	1,229,288	1,147,261
STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.000001 par value, 2,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.000001 par value, 5,000,000,000 shares authorized, 2,335,233,149 shares issued and outstanding	2,335	2,335
Additional paid in capital	39,665	39,665
Deficit accumulated during development stage	(445,304)	(373,277)
TOTAL STOCKHOLDERS' DEFICIENCY	(403,304)	(331,277)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	825,984	815,984

The accompanying notes are an integral part of these financial statements

Table of Contents	-2-

Metrospaces, Inc.
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)

	Nine months ended September 30, 2013	Three months ended September 30, 2013	Three months ended September 30, 2012	From Inception (April 3, 2012) to September 30, 2012	From Inception (April 3, 2012) to September 30, 2013

OPERATING EXPENSES:
General and administrative expenses	29,158	11,834	8,391	13,532	51,049
Total operating expenses	29,158	11,834	8,391	13,532	51,049
Interest expense	42,869	11,186	17,752	32,826	94,255
NET LOSS	(72,027)	(23,020)	(26,143)	(46,358)	(145,304)
BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING	2,335,233,149	2,335,233,149	596,782,188	596,782,921

The accompanying notes are an integral part of these financial statements

Table of Contents	-3-

Metrospaces, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30, 2013	From Inception (April 3, 2012) to September 30, 2013

Cash flows from operating activities
Net loss	$(72,027)	$(145,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of imputed interest	30,494	69,505
Interest accrued to related party	12,375	24,750
Salary accrued to related party	11,250	22,500
Changes in operating assets and liabilities:
Accrued expenses	3,500	9,000
Net cash used in operating activities	(14,408)	(19,549)

Cash flows from financing activities
Proceeds from issuance of common stock	0	42,000
Repayment of note payable related party	0	(40,000)
Proceeds from note payable	10,000	10,000
Proceeds from stockholder loans	14,408	17,549
Net cash provided by financing activities	24,408	29,549

Increase in cash	10,000	10,000
Cash, beginning of period	0	0
Cash, end of period	$10,000	$10,000

Supplemental disclosure of cash flow information
Advance payment for Real property acquired for note payable to related party	0	665,984
Investment acquired for note payable to related party	0	150,000

The accompanying notes are an integral part of these financial statements
Table of Contents	-4-

Metrospaces, Inc.
Notes to Consolidated Financial Statements
September 30, 2013

(Unaudited)

Note 1 – Basis of Presentation and Business

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes hereto as of December 31, 2012.  Operating results for the nine and three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or any other period.

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

Table of Contents	-5-

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

Table of Contents	-6-

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues and has no cash on hand to meet its working capital and capital expenditure needs. In addition, the Company had a stockholders' deficiency of $403,304 as of September 30, 2013. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its shareholders and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company's ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

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

The Company has recorded an initial debt discount of $84,016 related to the imputed interest which is being amortized on the effective interest rate method over the term of the note. Interest expense for the nine and three months ended September 30, 2013 and for the period from inception (April 3, 2012) to September 30, 2013, charged to the statement of operations was $30,494, $7,061 and $60,208, respectively.

This obligation matures as follows:

October 15, 2013	$350,000
October 15, 2014	$400,000
$750,000

Table of Contents	-7-

Note 7 – Notes Payable – Related Parties

A $150,000 promissory note payable to a shareholder of the Company incurred for the transfer of an option to purchase the outstanding shares of Promotora Alon-Bell, C.A. (See Note 4), which is due April 20, 2014, and bears interest at the rate of 11% per annum. Interest expense for the nine months ended September 30, 2013 charged to the statement of operations was $12,375.

The $260,000 promissory note payable to the prior president and sole director of the Company (see Note 1), which bears interest at the rate of 0.24% and is due on April 14, 2014. This note is secured by a pledge of all of the shares of the Urban Spaces. This promissory note is subject to acceleration in the event of default and contains certain restrictive covenants, as defined in the agreement.

During the period from the inception of Urban Spaces (April 3, 2012) through September 30, 2013, a stockholder of the Company paid operating expenses of the Company in the amount of $17,549. These amounts were recorded as a loan payable, bearing no interest and due on demand.

Note 8 – Notes Payable

On August 28, 2013 the Company received a $10,000 bridge loan from a non related party. The loan bears interest at 15% per annum and matures on February 14, 2014.

Note 9 – Stockholders' Equity

On August 13, 2012, in connection with the merger, the Company issued 2,000,000,000 shares of its Common Stock to the stockholders of Urban Spaces. (See Note 1.)

In connection with the Merger, the Company completed a private placement. 335,200,000 shares of common stock for proceeds of $40,000.

Note 10 – Related Party Transactions

A Company's shareholder is a 33% partner in GBS Capital Partners (see Note 4), the entity from which the Company acquired the deposit of nine condominium units.

The shareholder referred to above is entitled to receive a monthly salary of $1,250. The salary has not been paid and the Company has accrued an amount of $11,250, $3,750 and $22,500 for the nine and three months ended September 30, 2013 and for the period April 3, 2012 to June 30, 2013, respectively, which is reflected in accrued expenses in the accompanying Balance Sheet at September 30, 2013.

See Notes 4 and 6 regarding the assignment of the right to acquire 9 condominium units from an entity in which a stockholder of the Company has an interest.

Note 11 – Income Taxes

The reconciliation of income tax benefit at the U.S. statutory rate of 34% to the Company’s effective rate for the periods presented is as follows:

U.S. federal statutory rate	-34.0
State income tax, net of federal benefit	-4.0
Increase in valuation allowance	38.0
Income tax provision (benefit)	0.0

Table of Contents	-8-

As of September 30, 2013, the Company had approximately $145,000 of federal and state net operating loss carryovers ("NOLs") which begin to expire in 2032. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

Note 12 – Subsequent Events

Management has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued. No events occurred that require adjustment to or disclosure in the financial statements.

Table of Contents	-9-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

General

We acquire land and design, build, develop and resell condominiums on it, principally in urban areas in Latin America, alone or together with investors; we are also acquiring condominiums that are under construction for resale, but do not intend to conduct business in this manner after these condominiums have been sold. We sell condominiums at different prices, depending principally on their location, size and level of options and amenities to customers who are able to make substantial payments upon signing purchase agreements and at agreed time as construction progresses. Our current projects are located in Buenos Aires, Argentina, and Caracas, Venezuela. One of these projects is nearing completion, one has commenced construction and one is in the planning stage. We are considering projects in Peru and Colombia, but have taken no measures to implement them. We will market directly with our own sales force by personal contact, through real estate brokers and agents and internet websites. We will also manage these condominiums for customers who wish to lease them on a long- or short-term basis. The Company’s operating subsidiary, Urban Spaces, Inc., a Nevada corporation (“Urban Spaces”) which the Company acquired on August 13, 2012, commenced operations on April 3, 2012. The Company is a development-stage company.

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

Also in connection with the Merger:

•	On August 13, 2012, the Company completed a private placement with 9 investors (the “Private Placement”) of 335,200,000 shares of Common Stock for proceeds of $36,396 in cash and payment for services valued at $3,604 under Securities Purchase Agreements. The price paid by each investor was 0.0001193317 per share. The Company also entered into Registration Rights Agreements with these investors, pursuant to which the Company filed the registration statement under the Securities Act covering the shares issued in the Private Placement, which became effective on May 15, 2013.

Table of Contents	-10-

•	Richard S. Astrom, the Company’s president and sole director, entered into an Exchange Agreement with the Company, under which 10,000,000 shares of the Company’s Series A Preferred Stock owned by him and $170,146 of the Company’s indebtedness to him were exchanged for the proceeds of the Private Placement and a secured promissory note of the Company payable to him in the principal amount of $260,000 and bearing interest at the rate of 0.24% per annum. The promissory note is due on August 13, 2013, is subject to acceleration in the event of certain events of default, contains certain restrictive covenants and is secured by a pledge of all of the shares of common stock of Urban Spaces.
•	On October 31, 2012, the Company filed a certificate of amendment to its certificate of incorporation with the Secretary of State of the State of Delaware changing the Company’s corporate name from “Strata Capital Corporation.” to “Metrospaces, Inc.”

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2013

Revenues

We had no revenues for the three months ended September 30, 2013, or for the three months ending September 30, 2012.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2013, were $11,834, compared with $8,391 for the three months ended September 30, 2012. These expenses were higher during the latter period primarily because of expenses, including legal and accounting expenses, associated with being a public company.

Net Loss

We had a net loss of $23,020 for the three month period ended September 30, 2013, compared with $26,143 for the period ended September 30, 2012.

Interest

Interest expense for the three months ended September 30, 2013, was $11,186, compared with $17,572 for the period ended September 30, 2012. Interest expense decreased due to the decrease in the amortization calculation of the imputed interest on long term debt to a related party.

Table of Contents	-11-

NINE MONTHS ENDED SEPTEMBER 30, 2013

Revenues

We had no revenues for the nine months ended September 30, 2013. There are no comparable results for the nine months ended September 30, 2012, because we commenced operations on April 3, 2012.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2013, were $29,158. There are no comparable results for the nine months ended September 30, 2012, because we commenced operations on April 3, 2012.

Net Loss

We had a net loss of $72,027 for the nine month period ended September 30, 2013. There are no comparable results for the nine months ended September 30, 2012, because we commenced operations on April 3, 2012.

Interest

Interest expense for the nine months ended September 30, 2013, was $42,869. There are no comparable results for the nine months ended September 30, 2012, because we commenced operations on April 3, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our net loss at September 30, 2013, was $72,027 and our accumulated deficit at that date was $445,304. We had no cash available at that date. We financed our operations during this period through stockholder loans of $14,408 and a note for $10,000 from an unrelated party. During the nine-month period then ended, Mr. Oscar Brito, our president, earned $11,250 in salary from Urban Spaces. We were unable to pay this obligation and it has been accrued in our financial statements. We will be able to pay these obligations only from revenues from our operations and/or financing. Given our current financial condition and prospects, we can give no assurance as to whether or when we will be able to do so.

Net cash used in operating activities for the nine months ended September 30, 2013, was $14,408.

Net cash provided by financing activities for the nine months ended September 30, 2013, was $24,408.

Cash Requirements

We believe that we will require approximately $3 million to fund our operations for the next 12 months. We had previously stated that we would require $4 million for this purpose, but during the second quarter of 2013, GBS Real Estate Fund I, LLC, a Florida limited liability company (“GBS Fund”), which is the developer of our Los Naranjos Project, obtained financing of approximately $1 million from a Venezuelan bank, reducing our need for funds by a like amount. We are negotiating a loan in the amount of $1.2 million to finance our other Venezuelan project, but no assurance can be given that this loan will be completed or if completed, on what terms. We believe that we will receive approximately $850,000 from the sale of the 9 condominium units which we are acquiring in our project in Argentina, which is $100,000 more than the $750,000 that we have invested; however, until these units are sold, no assurance can be given as to what amount we will receive from such sale and accordingly, the profit or loss that will result from such sale. We also believe, but cannot assure, that we will receive approximately $650,000 from preconstruction sales and deposits over the next 12 months. If the loan is completed, we receive the expected proceeds of the sale of the 9 condominium units and received the expected proceeds of presales, our unfunded capital needs for the next 12 months would be reduced to approximately $1.1 million. To the extent that we do not receive funds from these sources, we plan to fund our activities, including those of Urban Spaces, during the balance of 2013 and beyond through the sale of debt or equity securities, preconstruction sales of condominiums and/or deposits on condominium units sold after construction of a project commences but before these units are delivered. Our ability to obtain funding from pension funds in Argentina has been restricted by the recent nationalization of the largest Argentine pension funds. We believe that we will be able to obtain funding for our projects from private lenders, but can give no assurance that we will be successful in so doing or that such financing, if available, will be on acceptable terms.

Table of Contents	-12-

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

On August 13, 2012, the Company issued a promissory note payable to Richard S. Astrom in the principal amount of $260,000. This promissory note is due on August 13, 2013, bears interest at the rate of 0.24% per annum and is secured by a Pledge Agreement, dated as of August 13, 2012, between the Company and Mr. Astrom, under which the Company pledged the shares of Urban Spaces to Mr. Astrom; the due date of that promissory note has been extended to April 13, 2014, pursuant to a letter agreement between the Company and Mr. Astrom dated August 12, 2013. On April 13, 2012, one of our subsidiaries entered into an agreement under which it is acquiring the 9 condominium units in Argentina for $750,000. Payment was to be made in an installment of $350,000 on October 15, 2013, and an installment of $400,000 on October 15, 2014, based upon the promise of the seller to deliver them by May 31, 2013. The units have not yet been delivered and under an agreement with the seller, each of these due dates has been extended by the number of days after May 31, 2013, that they remain undelivered. Our interest in the subsidiary that is acquiring these units has been pledged to secure this obligation.

While we are not in default under the promissory note that we issued to or the pledge agreement that we entered into with Mr. Astrom, we do not presently have funds available to pay the note when due; likewise, while no default exists in the obligation of $750,000 for the 9 condominium units being purchased in Argentina or the related pledge, we do not presently have funds available to pay this obligation when required to do so. The amount of the funds required for us to pay these obligations is included in the $4 million that we will require to fund our operations for the next 12 months. We plan to obtain such funds through the sale of debt or equity securities and from any profits that we receive from the 9 Argentinian condominium units, rather than from preconstruction sales of condominiums and/or deposits on condominium units sold after construction of its other projects commence but before these units are delivered. In the event that we are unable to pay this obligation when required to do so on April 13, 2014, we intend to ask for a further extension of the due date, but Mr. Astrom is not obligated to grant such extension. Further, the Company has no information as to whether or on what terms any such further extension would be granted. As noted above, the seller of the 9 Argentinian units is obligated to grant an extension because of delayed delivery of these units, but not in any other circumstance. In the event that we are unable to pay this obligation when required to do so, we intend to ask for an extension of the due date, but the seller is not obligated to do so. Further, the Company has no information as to whether or on what terms any such extension would be granted.

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

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Table of Contents	-13-

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2013. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that these disclosure controls and procedures were not effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Acting Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have assessed the effectiveness of those internal controls as of September 30, 2013, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

Table of Contents	-14-

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 302

32.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 906

Table of Contents	-15-

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METROSPACES, INC.	November 13, 2013

By: /s/ Oscar Brito
       Principal executive officer; Director;
       Acting principal accounting officer;
       Acting principal financial officer

Table of Contents	-16-