Form 10-Q
period 2014-03-31
METROSPACES, INC.
filed 2014-05-19
CIK 1488501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2014

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
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

As of May 15, 2014, there were 2,815,266,508 shares of the Registrant’s Common Stock outstanding.

METROSPACES, INC.
For The Quarterly Period Ended March 31, 2014

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Metrospaces, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)
	March 31,	December 31,
	2014	2013
ASSETS

Advance payment for Real property	665,984	665,984
Investment in non-consolidated subsidiary	150,000	150,000

Cash	13,352	3,179
Prepaid expenses	39,010	29,010

Total assets	$868,346	$848,173

LIABILITIES AND STOCKHOLDERS' DEFICIT

Long term debt related party, net of imputed interest of $0 and $23,808	750,000	742,852
Notes payable -related parties	166,090	426,090
Convertible note payable related party, net of discount of $16,697	16,697
Note payable	11,500	10,000
Convertible note payable, net of discount of $35,000	5,000
Derivative liability	331,527
Accrued expenses	45,500	39,750
Accrued interest - related party	34,138	30,013
Sales deposit	34,046	29,051

Total liabilities	1,394,498	1,277,756

Preferred stock, $0.000001 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.000001 par value, 5,000,000,000 shares authorized 2,565,233,149 and 2,335,233,149 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	2,565	2,335
Additional paid in capital	361,435	39,665
Deficit accumulated during development stage	(890,152)	(471,583)
TOTAL STOCKHOLDERS' DEFICIENCY	(526,152)	(429,583)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	868,346	848,173

The accompanying notes are an integral part of these financial statements

Table Of Contents	1

Metrospaces, Inc
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			From Inception
	Three months ended	Three months ended	(April 3, 2012) to March 31,
	March 31, 2014	March 31, 2013	2014

Revenue	$—	$—	$—

Operating expenses

General and administrative	30,572	9,530	95,274

Total operating expenses	(30,572)	(9,530)	(95,274)

Other expense (income):
Interest expense	279,531	18,261	386,412
Gain on change in fair value of derivative	(9,043)	—	(9,043)
Loss on extinguishment of debt	117,509		117,509
	387,997	18,261	494,878

Net loss	$(418,569)	$(27,791)	$(590,152)

Net loss per common share - basic and diluted	(0.00)	(0.00)

Weighted average of common shares - basic and diluted	2,438,603,936	2,335,233,149

The accompanying notes are an integral part of these financial statements

Table Of Contents	2

Metrospaces, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			From Inception
			(April 3, 2012)
	Three months ended	Three months ended	to March 31,
	March 31, 2014	March 31, 2013	2014
Cash flows from operating activities
Net loss	$(418,569)	$(27,791)	$(590,152)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of imputed interest	7,148	14,136	84,016
Interest accrued to related party	4,125	4,125	34,138
Salary accrued to related party	3,750	3,750	30,000
Non-cash interest expense	268,258		268,258
Gain on change in fair value of derivative	(9,043)		(9,043)
Loss on extinguishment of debt	117,509		117,509
Changes in operating assets and liabilities:
Prepaid expenses	(10,000)		(39,010)
Deposits	4,995		34,046
Accrued expenses	2,000	—	15,500

Net cash used in operating activities	(29,827)	(5,780)	(54,738)

Cash flows from financing activities
Proceeds from issuance of note payable	40,000	—	50,000
Proceeds from stockholder loans		5,780	18,090

Net cash provided by financing activities	40,000	5,780	68,090

Net change in cash	10,173	—	13,352

Cash, beginning of period	3,179	—	—

Cash, end of period	$13,352	$—	$13,352

Supplemental disclosure of cash flow information

Advance payment for Real property acquired for note payable to related party	$—	$—	$665,984

Investment acquired for note payable to related party	$—	$—	$150,000

Derivative liability recognized as debt discount	$300,000	$—	$300,000

Conversion of convertible debt - related party into common stock	$107,640	$—	$107,640

The accompanying notes are an integral part of these financial statements

Table Of Contents	3

Metrospaces, Inc.

Notes to Consolidated Financial Statements
March 31, 2014

(Unaudited)

Note 1 – Basis of Presentation and Business

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes hereto as of December 31, 2013 filed on form 10-K with the Securities and Exchange Commission.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or any other period.

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

Table Of Contents	4

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

Fair Value Measurement

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of our short and long term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

Table Of Contents	5

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The derivative liability in connection with the conversion feature of the convertible debt, classified as a level 3 liability, is the only financial liability measured at fair value on a recurring basis

Convertible Instruments

The Company evaluates and account for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”.

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company accounts for convertible instruments (when we have determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: We record when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities. During the three months ending December 31, 2013, the Company recognized a loss on extinguishment of $117,509 from the conversion of convertible debt with a bifurcated conversion option.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues and has no cash on hand to meet its working capital and capital expenditure needs. In addition, the Company had a stockholders' deficiency of $526,152 as of March 31, 2014. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its shareholders and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company's ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

Table Of Contents	6

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
$750,000

Note 7 – Notes Payable – Related Parties

Notes Payable – related party

A $150,000 promissory note payable to a shareholder of the Company incurred for the transfer of an option to purchase the outstanding shares of Promotora Alon-Bell, C.A. (See Note 4), which is due April 20, 2014, and bears interest at the rate of 11% per annum. Interest expense for the three months ended March 31, 2014 charged to the statement of operations was $4,125.

During the period from the inception of Urban Spaces (April 3, 2012) through March 31, 2014, a stockholder of the Company paid operating expenses of the Company in the amount of $16,090. These amounts were recorded as a loan payable, bearing no interest and due on demand.

Table Of Contents	7

Convertible Note Payable – related party

On February 19, 2014, the Company issued a Convertible Promissory Note in the amount of $260,000 in exchange for a previously issued note of $260,000 to the prior president and sole director of the Company. The new note bears interest at a rate of 0.30% per annum and matures February 19, 2015. The note is convertible into shares of the Company’s common stock at a price per share of 41.5% of the current market price of the Company’s common stock, as defined in the agreement. The note is secured by a pledge of all the shares of the common stock of Urban Space, Inc. Also on February 19, 2014 $107,640 of the principal amount of the note was converted into 230,000,000 shares of common stock. The Company has determined that the conversion feature embedded in the notes constitutes a derivative and has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt, on the accompanying balance sheet, and revalued to fair market value at each reporting period. The note is presented net of a discount of $135,663 on the accompanying balance sheet.

Note 8 – Notes Payable

On August 28, 2013 the Company received a $10,000 bridge loan from a non related party. The loan bears interest at 15% per annum and matured on February 14, 2014.

Note 9 – Convertible Note Payable

On February 25, 2014, the Company entered into a Convertible Note Agreement in the principal amount of $40,000. The note bears interest at 8% per annum and is convertible into shares of the Company’s common stock at the option of the holder at a purchase price equal to 58% of the lowest closing bid price of the Company’s common stock for fifteen prior trading days upon which a notice of conversion is received by the Company. The note matures on February 25, 2015, but may be redeemed by the Company for a) an amount equal to 125% of the unpaid principal if redeemed within the first 90 days of the note, b) an amount equal to 140% of the unpaid principal if redeemed after the 91st day but before the 151st day of the note, or c) an amount equal to 150% of the unpaid principal if redeemed after the 151st day but before the 180th day of the note. The note may not be redeemed by the Company after 180 days. The Company has determined that the conversion feature embedded in the notes constitutes a derivative and has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt, on the accompany balance sheet, and revalued to fair market value at each reporting period. The note is presented net of a discount of $35,000 on the accompanying balance sheet.

Note 10 – Related Party Transactions

A Company's shareholder is a 33% partner in GBS Capital Partners (see Note 4), the entity from which the Company acquired the deposit of nine condominium units.

The shareholder referred to above is entitled to receive a monthly salary of $1,250. The salary has not been paid and the Company has accrued an amount of $3,750 for the three months ended March 31, 2014 and 2013. The Company has accrued an aggregate amount of $30,000 since inception which is reflected in accrued expenses in the accompanying Balance Sheet at March 31, 2014.

See Notes 4 and 6 regarding the assignment of the right to acquire 9 condominium units from an entity in which a stockholder of the Company has an interest.

Table Of Contents	8

Note 11 – Income Taxes

The reconciliation of income tax benefit at the U.S. statutory rate of 34% to the Company’s effective rate for the periods presented is as follows:

U.S. federal statutory rate	(34.0)%
State income tax, net of federal benefit	(4.0)%
Increase in valuation allowance	38.0%
Income tax provision (benefit)	0.0%

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

Note 12 – Stockholders Equity

On February 19, 2014 $107,640 of the principal amount of the convertible note payable to a related party referred to in Note 7 was converted into 240,000,000 shares of common stock.

Note 13 – Subsequent Events

Management has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued. No events occurred that require adjustment to or disclosure in the financial statements.

Table Of Contents	9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

General

We acquire land and design, build, develop and resell condominiums on it, principally in urban areas in Latin America, alone or together with investors; we are also acquiring condominiums that are under construction for resale, but do not intend to conduct business in this manner after these condominiums have been sold. We sell condominiums at different prices, depending principally on their location, size and level of options and amenities to customers who are able to make substantial payments upon signing purchase agreements and at agreed time as construction progresses. Our current projects are located in Buenos Aires, Argentina, and Caracas, Venezuela. One of these projects is nearing completion and two are in the planning stage. We are considering projects in Peru and Colombia, but have taken no measures to implement them. We market directly with our own sales force by personal contact, through real estate brokers and agents and internet websites. We also manage these condominiums for customers who wish to lease them on a long- or short-term basis. The Company’s operating subsidiary, Urban Spaces, Inc., a Nevada corporation (“Urban Spaces”) which the Company acquired on August 13, 2012, commenced operations on April 3, 2012. The Company is a development-stage company.

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

In January 18, 2010, by consent of the stockholders of the Company without a meeting, Richard Astrom was appointed as its sole director, President and CEO. On February 18, 2010, by consent of the stockholders without a meeting, Mark Astrom, the son of Richard S. Astrom, was appointed to the Company’s Board of Directors. Contemporaneously, the Company issued 500,000,000 shares of Common Stock and all 10,000,000 of its authorized shares of Series A Preferred Stock to Charette Corporation (“Charette”), the President and sole stockholder of which was and remains Mark Astrom. All of these shares were issued as “founders shares,” at par value of $0.000001 per share, at a time when the Company had no material assets. By virtue of the two stock reverse to splits discussed below, the 500,000,000 of Common Stock were reduced to 33,334 shares of Common Stock. These shares of Common Stock and the 10,000,000 shares of Series A Preferred Stock were transferred by Mark Astrom to Richard S.Astrom for nominal consideration and delivered to the Company for cancellation in connection with the Merger.

Table Of Contents	10

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

Also in connection with the Merger:

•	On August 13, 2012, the Company completed a private placement with 9 investors (the “Private Placement”) of 335,200,000 shares of Common Stock for proceeds of $36,396 in cash and payment for services valued at $3,604 under Securities Purchase Agreements. The price paid by each investor was 0.0001193317 per share. The Company also entered into Registration Rights Agreements with these investors, pursuant to which the Company filed the registration statement under the Securities Act covering the shares issued in the Private Placement, which became effective on May 15, 2014.
•	Richard S. Astrom, the Company’s president and sole director, entered into an Exchange Agreement with the Company, under which 10,000,000 shares of the Company’s Series A Preferred Stock owned by him and $170,146 of the Company’s indebtedness to him were exchanged for the proceeds of the Private Placement and a secured promissory note of the Company payable to him in the principal amount of $260,000 and bearing interest at the rate of 0.24% per annum. The promissory note is due on August 13, 2014, is subject to acceleration in the event of certain events of default, contains certain restrictive covenants and is secured by a pledge of all of the shares of common stock of Urban Spaces.
•	On October 31, 2012, the Company filed a certificate of amendment to its certificate of incorporation with the Secretary of State of the State of Delaware changing the Company’s corporate name from “Strata Capital Corporation.” to “Metrospaces, Inc.”

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

Our Common Stock is quoted on OTC Pink under the trading symbol “MSPC.”

Table Of Contents	11

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2014

AS COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2013

Revenues

We had no revenues for the three months ended March 31, 2014, or March 13, 2014.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2014, were $30,572, of which $3,750 was for salary and most of the remainder for administrative costs, transfer agent fees and accounting fees. General and administrative expenses for the three months ended March 31, 2014, were $9,350, of which $3,750 was for salary and most of the remainder for SEC registration, FINRA and transfer agent fees. General and administrative expenses increased for the three months ended March 31, 2014, principally due to higher costs of being a public company and other increased costs.

Loss from Operations

We had a net loss of $418,569 or the three month period ended March 31, 2014, as compared with a net loss of $27,791 for the three month period ended March 31, 2013. Our net loss increased principally because our interest cost increased by $261,270, we incurred a loss on extinguishment of debt of debt of $117,509 and we incurred higher general and administrative expenses.

Interest

During the three month period ended March 31, 2014, we incurred interest of $279,531.

LIQUIDITY AND CAPITAL RESOURCES

Our net loss at March 31, 2014, was $418,569, our accumulated deficit at that date was $890,152. We had cash at that date of $13,352. We financed our operations during this period through a loan of $40,000 from a third party. During the three-month period then ended, Mr. Oscar Brito, our president, earned $3,750 in salary from Urban Spaces. We were unable to pay this obligation and it has been accrued in our financial statements. We will be able to pay this obligation only from revenues from our operations and/or financing. Given our current financial condition and prospects, we can give no assurance as to whether or when we will be able to do so.

Net cash used in operating activities for the three months ended March 31, 2014, $29,827, as compared with $5,780 for the three months ended March 31, 2013.

Net cash provided by financing activities for the three months ended March 31, 2014, was $40,000, s compared with $5,780 for the three months ended March 31, 2013.

Table Of Contents	12

Cash Requirements

At March 31, 2014, we had a stockholders’ deficit of $526,182. The report of our independent registered public accounting firm on our audited financial statements at December 31, 2013, contains a paragraph regarding doubt as to our ability to continue as a going concern. We do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. The Company believes that it will require approximately $2,000,000 million to fund its operations for the next 12 months. The Company plans to fund its activities, including those of Urban Spaces, during the balance of 2014 and beyond through the sale of debt or equity securities, preconstruction sales of condominiums and/or deposits on condominium units sold after construction of a project commences but before these units are delivered. The ability of the Company to obtain funding from pension funds in Argentina has been restricted by the recent nationalization of the largest Argentine pension funds. The Company believes that it will be able to obtain funding for its projects from other private lenders, but can give no assurance that it will be successful in so doing or that such financing, if available, will be on acceptable terms.

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

On August 13, 2012, the Company issued a promissory note payable to Richard S. Astrom in the principal amount of $260,000. This promissory note was due on August 13, 2013, bore interest at the rate of 0.24% per annum and was secured by a Pledge Agreement, dated as of August 13, 2012, between the Company and Mr. Astrom, under which the Company pledged the shares of Urban Spaces to Mr. Astrom. The maturity of the promissory note was extended to April 14, 2014, on August 12, 2013, and on February 19, 2014, the promissory note was exchanged for a convertible promissory note which was convertible into shares of Common Stock at a price per share based upon the current market price of the Common Stock. Because of conversions of the principal amount of the convertible promissory note into shares of Common Stock, the principal amount was reduced to $65,901.67. On May 1, 2014, this convertible promissory note and the interest accrued thereon was exchanged for another convertible promissory note in the principal amount of $69,944.04, which is convertible into Common Stock at its par value and the pledge agreement was terminated; this convertible promissory note obligates Mr. Astrom to convert the principal amount thereof into Common Stock as quickly as practicable without his becoming an affiliate of the Company.

On April 13, 2012, UPLLC entered into an agreement with GBS Capital Partners Inc. (“GBS”), under which GBS assigned to UPLLC the right to receive 9 condominium units being constructed in Buenos Aires and UPLLC agreed to pay $750,000 to GBS for these units. The obligation of UPLLC to pay GBS is secured by a Pledge Agreement, dated April 13, 2012, between Urban Spaces and GBS, under which Urban Spaces pledged its membership interests in UPLLC to GBS. Installments of $350,000 and $400,000 were due under this agreement on April 15, 2013, and April 15, 2014, respectively. Because the units were not timely delivered, the parties agreed that these dates would be extended to October 15, 2013, and 2014, respectively and that the new dates would be further extended by the number of days after May 30, 2013, that elapse until delivery. As of the date of this report, the units have not been delivered and the date on which these payments will be due is not ascertainable; if the units were delivered on May 30, 2014, for example, these payments would be due on October 15, 2014, and 2015, respectively.

Table Of Contents	13

While the Company is not in default under the above mention convertible promissory note, funds available to pay the $66,944.04 outstanding under this note when due; however, since Mr. Astrom is obligated to convert the principal amount of this convertible promissory note into shares of Common Stock, the Company does not expect that it will be required to pay this obligation. Likewise, while UPLLC is not in default under its obligation to pay $750,000 to GBS and Urban Spaces is not in default under the pledge agreement that it entered into with GBS, Urban Spaces does not presently have funds available to pay GBS when required to do so. The amount of the funds required for UPLLC to pay its obligation to GBS is included in the $2,000,000 that the Company will require to fund its operations for the next 12 months. The Company plans to obtain such funds through the sale of debt or equity securities and from any profits that it receives from the Chacabuco project, rather than from preconstruction sales of condominiums and/or deposits on condominium units sold after construction of its other projects commence but before these units are delivered. In the event that we are unable to pay GBS when required to do so, we intend to ask for further extensions of due dates, but GBS is obligated to do so only if and to the extent that the 9 units comprising the Chacabuco project continue to be undelivered. Further, the Company has no information as to whether or on what terms any such extension would be granted.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were not effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by our company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Table Of Contents	14

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was not effective as of March 31, 2014. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of March 31, 2014:

•	We have difficulty in accounting for complexaccounting transactions particularly in relation to complexequity transactions.
•	Documented processes do not exist for several key processes

Because of the material weaknesses noted above, we have concluded that we did not maintain effective internal control over financial reporting as of March 31, 2014, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by COSO.

Table Of Contents	15

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 302

32.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 906

Table Of Contents	16

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METROSPACES, INC.	May 19, 2014

By: /s/ Oscar Brito

Principal executive officer; Director;

Acting principal accounting officer;

Acting principal financial officer

Table Of Contents	17