Form 10-Q
period 2014-06-30
METROSPACES, INC.
filed 2014-08-13
CIK 1488501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
--------------------------------
FORM 10-Q
--------------------------------

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2014

[     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from __________ to _________

Commission file number: 001-36220

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

As of July 31, 2014, there were 3,125,233,174 shares of the Registrant’s Common Stock outstanding.

METROSPACES, INC.
For The Quarterly Period Ended June 30, 2014

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Metrospaces, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)
	June 30,	December 31,
	2014	2013
ASSETS

Advance payment for Real property	665,984	665,984
Investment in non-consolidated subsidiary	150,000	150,000

Cash	120	3,179
Prepaid expenses	39,010	29,010

Total assets	$855,114	$848,173

LIABILITIES AND STOCKHOLDERS' DEFICIT

Long term debt related party, net of imputed interest of $0 and $23,808	750,000	742,852
Notes payable -related parties	166,090	426,090
Convertible note payable related party, net of discount of $97,677	54,683
Note payable	11,500	10,000
Convertible note payable, net of discount of $26,301	13,699
Derivative liability	363,596
Accrued expenses	62,068	39,750
Accrued interest - related party	38,263	30,013
Sales deposit	34,046	29,051

Total liabilities	1,493,945	1,277,756

Preferred stock, $0.000001 par value,
2,000,000 shares authorized,
no shares issued and outstanding	—	—
Common stock, $0.000001 par value, 5,000,000,000 shares authorized
2,565,233,149 and 2,335,233,149 shares issued and outstanding
at March 31, 2014 and December 31, 2013, respectively	2,565	2,335
Additional paid in capital	361,435	39,665
Deficit accumulated during development stage	(1,002,831)	(471,583)
TOTAL STOCKHOLDERS' DEFICIENCY	(638,831)	(429,583)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	855,114	848,173

The accompanying notes are an integral part of these financial statements

Table of Contents	1

Metrospaces, Inc
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					From
					Inception
					(April 3,
					2012)
	Six months ended		Three months ended		to June 30,
	June 30, 2014	June 30, 2013	June, 30 2014	June 30, 2013	2014

Revenue	$—	$—	$—	$—	$—

Operating expenses

General and administrative	59,276	17,324	28,704	7,794	123,978

Total operating expenses	(59,276)	(17,324)	(28,704)	(7,794)	(123,978)

Other expense (income):
Interest expense	331,437	31,683	51,906	13,422	438,318
Loss (Gain) on change in fair value of derivative	23,026	—	32,069	—	23,026
Loss on extinguishment of debt	117,509		—		117,509
	471,972	31,683	83,975	13,422	578,853

Net loss	$(531,248)	$(49,007)	$(112,679)	$(21,216)	$(702,831)

Net loss per common share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average of common shares - basic and diluted	2,502,622,038	2,335,233,149	2,565,233,149	2,335,233,149

The accompanying notes are an integral part of these financial statements

Table of Contents	2

Metrospaces, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			From Inception
	Six months ended	Six months ended	(April 3, 2012) to June 30,
	June 30, 2014	June 30, 2013	2014
Cash flows from operating activities
Net loss	$(531,248)	$(49,007)	$(702,831)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of imputed interest	7,148	23,433	84,016
Interest accrued to related party	8,250	8,250	38,263
Salary accrued to related party	7,500	7,500	33,750
Non-cash interest expense	314,943		314,943
Gain on change in fair value of derivative	23,026		23,026
Loss on extinguishment of debt	117,509		117,509
Changes in operating assets and liabilities:
Prepaid expenses	(10,000)		(39,010)
Deposits	4,995		34,046
Accrued expenses	14,818	1,750	28,318

Net cash used in operating activities	(43,059)	(8,074)	(67,970)

Cash flows from financing activities
Proceeds from issuance of note payable	40,000	—	50,000
Proceeds from stockholder loans		8,074	18,090

Net cash provided by financing activities	40,000	8,074	68,090

Net change in cash	(3,059)	—	120

Cash, beginning of period	3,179	—	—

Cash, end of period	$120	$—	$120

	$—
Supplemental disclosure of cash flow information
Advance payment for Real property acquired for note payable to related party	$—	$—	$665,984

Investment acquired for note payable to related party	$—	$—	$150,000

Derivative liability recognized as debt discount	$300,000	$—	$300,000

Conversion of convertible debt - related party into common stock	$107,640	$—	$107,640

The accompanying notes are an integral part of these financial statements

Table of Contents	3

Metrospaces, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

(Unaudited)

Note 1 – Basis of Presentation and Business

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes hereto as of December 31, 2013, filed on form 10-K with the Securities and Exchange Commission.  Operating results for the six and three months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or any other period.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The derivative liability in connection with the conversion feature of the convertible debt, classified as a level 3 liability, is the only financial liability measured at fair value on a recurring basis.

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

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities. During the six months ending June 30, 2014, the Company recognized a loss on extinguishment of $117,509 from the conversion of convertible debt with a bifurcated conversion option.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues and has no cash on hand to meet its working capital and capital expenditure needs. In addition, the Company had a stockholders' deficiency of $638,831 as of June 30, 2014. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its shareholders and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company's ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

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

$750,000

Note 7 – Notes Payable – Related Parties

Notes Payable – related party

A $150,000 promissory note payable to a shareholder of the Company incurred for the transfer of an option to purchase the outstanding shares of Promotora Alon-Bell, C.A. (See Note 4), which is due April 20, 2014, and bears interest at the rate of 11% per annum. Interest expense for the six months ended June 30, 2014 charged to the statement of operations was $8,250.

During the period from the inception of Urban Spaces (April 3, 2012) through June 30, 2014, a stockholder of the Company paid operating expenses of the Company in the amount of $16,090. These amounts were recorded as a loan payable, bearing no interest and due on demand.

Table of Contents	7

Convertible Note Payable – related party

On February 19, 2014, the Company issued a Convertible Promissory Note in the amount of $260,000 in exchange for a previously issued note of $260,000 to the prior president and sole director of the Company. The new note bears interest at a rate of 0.30% per annum and matures February 19, 2015. The note was convertible into shares of the Company’s common stock at a price per share of 41.5% of the current market price of the Company’s common stock, as defined in the agreement. The note was secured by a pledge of all the shares of the common stock of Urban Space, Inc. On February 19, 2014 $107,640 of the principal amount of the note was converted into 230,000,000 shares of common stock. On May 1, 2014, under a Convertible Note Exchange Agreement, this convertible promissory note and the interest accrued thereon was exchanged for another convertible promissory note in the principal amount of $69,944.04, which was convertible into Common Stock at its par value, and the pledge agreement securing that note was terminated; this convertible promissory note obligates Mr. Astrom to convert the principal amount thereof into Common Stock as quickly as practicable without his becoming an affiliate of the Company. On July 11, 2014, the Convertible Note Exchange Agreement was amended to provide for a conversion price equal to 2.5% of Current Market Value, as that term is defined. On July 22, 2014, $2,741.31 of the principal amount of the note, as amended, was converted into 310,000,000 shares of common stock. As the result of the above mentioned conversions and the forgiveness of $83,516 of the Company’s indebtedness owed under the Convertible Promissory Note, there is $67,102.73 outstanding thereunder.

The Company has determined that the conversion feature embedded in these notes constitutes a derivative and has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt, on the accompanying balance sheet, and revalued to fair market value at each reporting period. The note is presented net of a discount of $97,677 on the accompanying balance sheet.

Note 8 – Notes Payable

On August 28, 2013, the Company received a $10,000 bridge loan from a non related party. The loan bears interest at 15% per annum and matured on February 14, 2014.

Note 9 – Convertible Note Payable

On February 25, 2014, the Company entered into a Convertible Note Agreement in the principal amount of $40,000. The note bears interest at 8% per annum and is convertible into shares of the Company’s common stock at the option of the holder at a purchase price equal to 58% of the lowest closing bid price of the Company’s common stock for fifteen prior trading days upon which a notice of conversion is received by the Company. The note matures on February 25, 2015, but may be redeemed by the Company for a) an amount equal to 125% of the unpaid principal if redeemed within the first 90 days of the note, b) an amount equal to 140% of the unpaid principal if redeemed after the 91st day but before the 151st day of the note, or c) an amount equal to 150% of the unpaid principal if redeemed after the 151st day but before the 180th day of the note. The note may not be redeemed by the Company after 180 days. The Company has determined that the conversion feature embedded in the notes constitutes a derivative and has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt, on the accompany balance sheet, and revalued to fair market value at each reporting period. The note is presented net of a discount of $26,301 on the accompanying balance sheet.

Note 10 – Related Party Transactions

A Company's shareholder is a 33% partner in GBS Capital Partners (see Note 4), the entity from which the Company acquired the deposit of nine condominium units.

The shareholder referred to above is entitled to receive a monthly salary of $1,250. The salary has not been paid and the Company has accrued an amount of $7,500 and $3,750 for the six and three months ended June 30, 2014 and 2013. The Company has accrued an aggregate amount of $33,750 since inception which is reflected in accrued expenses in the accompanying Balance Sheet at June 30, 2014.

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

As of June 30, 2014, the Company had approximately $300,000 of federal and state net operating loss carryovers ("NOLs") which begin to expire in 2032. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

Note 12 – Stockholders Equity

On February 19, 2014 $107,640 of the principal amount of the convertible note payable to a related party referred to in Note 7 was converted into 230,000,000 shares of common stock.

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

General

We acquire land and design, build, develop and resell condominiums on it, principally in urban areas in Latin America, alone or together with investors; we are also acquiring condominiums that are under construction for resale, but do not intend to conduct business in this manner after these condominiums have been sold. We sell condominiums at different prices, depending principally on their location, size and level of options and amenities to customers who are able to make substantial payments upon signing purchase agreements and at agreed time as construction progresses. Our current projects are located in Buenos Aires, Argentina, and Caracas, Venezuela. One of these projects is in the planning stage, one is approximately 90 days from completion and the third is approximately 6 months from completion. We are considering projects in Peru and Colombia, but have taken no measures to implement them. We will market directly with our own sales force by personal contact, through real estate brokers and agents and internet websites. We will also manage these condominiums for customers who wish to lease them on a long- or short-term basis. The Company’s operating subsidiary, Urban Spaces, Inc., a Nevada corporation (“Urban Spaces”) which the Company acquired on August 13, 2012, commenced operations on April 3, 2012. The Company is a development-stage company.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2014

Revenues

We had no revenues for the three-month period ended June 30, 2014, or June 30, 2013.

General and Administrative Expenses

General and administrative expenses for the three-month period ended June 30, 2014, were $28,704, compared with $7,794 for the three-month period ended June 30, 2013. These expenses were higher during the latter period primarily because of higher administrative costs and legal expenses.

Table of Contents	10

Net Loss

We had a net loss of $112,679 the three-month period ended June 30, 2014, compared with $21,216 for the three-month period ended June 30, 2013, because our interest expenses increased substantially and due to a loss on change in fair value of derivative.

Interest

Interest expense for the three-month period ended June 30, 2014, was $51,906, compared with $13,422 for the three-month period ended June 30, 2013.

SIX MONTHS ENDED JUNE 30, 2014

Revenues

We had no revenues for the six-month period ended June 30, 2014, or June 30, 2013.

General and Administrative Expenses

General and administrative expenses for the six-month period ended June 30, 2014, were $59,276, compared with $17,324 for the six-month period ended June 30, 2013. These expenses were higher during the latter period primarily because of higher administrative costs and legal expenses.

Net Loss

We had a net loss of $$531,248 for the six-month period ended June 30, 2014, compared to a loss of $49,007 for the six-month period ended June 30, 2013. These expenses were higher during the latter period because interest increased substantially and because of a loss on extinguishment of debt.

Interest

Interest expense for the six-month period ended June 30, 2014, was $331,437, compared with $31,683 for the six-month period ended June 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Our net loss at June 30, 2014, was $531,208 and our accumulated deficit at that date was $638,831. We had $120 in cash available at that date. We financed our operations during this period through a loan of $40,000. During the six-month period then ended, Mr. Oscar Brito, our president, earned $7,500 in salary from Urban Spaces. We were unable to pay this obligation and it has been accrued in our financial statements. We will be able to pay our obligations only from revenues from our operations and/or financing. Given our current financial condition and prospects, we can give no assurance as to whether or when we will be able to do so.

Net cash used in operating activities for the six-month period ended June 30, 2014, was $43,059.

Net cash provided by in financing activities for the six-month period ended June 30, 2014, was $40,000 in the form of a loan from an unrelated party.

We financed our operations during the six-month period ended June 30, 2014, through the above mentioned and unexpended prior stockholder contributions.

Table of Contents	11

Cash Requirements

At June 30, 2014, we had a stockholders’ deficit of $638,831. The report of our independent registered public accounting firm on our audited financial statements at December 31, 2013, contains a paragraph regarding doubt as to our ability to continue as a going concern. We do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. The Company believes that it will require approximately $1 million to fund its operations for the next 12 months. The Company plans to fund its activities, including those of Urban Spaces, during the balance of 2014 and beyond through the sale of debt or equity securities, preconstruction sales of condominiums and/or deposits on condominium units sold after construction of a project commences but before these units are delivered. The ability of the Company to obtain funding from pension funds in Argentina has been restricted by the recent nationalization of the largest Argentine pension funds. The Company believes that it will be able to obtain funding for its projects from other private lenders, but can give no assurance that it will be successful in so doing or that such financing, if available, will be on acceptable terms.

In Latin American countries, the proceeds of these preconstruction sales and deposits are not held in escrow pending closing, but may be used freely. Most commonly, the Company will make a preconstruction sale of one or a few penthouse or luxury condominiums in a project at a discount of 15%-25% from their list price. This discount approximates the rate of interest that the Company would pay for borrowed money in these countries. Such preconstruction sales and deposits are respectively expected to provide approximately 10% to 25% of a project’s costs. We believe that we will receive approximately $1 million from preconstruction sales and deposits over the next 12 months.

We believe that we will receive approximately $850,000 from the sale of the 9 condominium units which we are acquiring in the Chacabuco Project, which is $100,000 more than the $750,000 that we have invested. However, until the sale and delivery of these units is completed, we will not receive payment under the related contracts. We are negotiating an amendment to the agreement between UPLLC and GBS Capital Partners Inc. (“GBS”) under which we are acquiring these units, such that it would be terminated with respect to 5 of the 9 condominium units. In that event, we will have invested $300,000 in the 4 remaining units and believe that we will receive $360,000 from their sale.

On August 13, 2012, the Company issued a promissory note payable to Richard S. Astrom in the principal amount of $260,000. This promissory note was due on August 13, 2013, bore interest at the rate of 0.24% per annum and was secured by a Pledge Agreement, dated as of August 13, 2012, between the Company and Mr. Astrom, under which the Company pledged the shares of Urban Spaces to Mr. Astrom. The maturity of the promissory note was extended to April 14, 2014, on August 12, 2013, and on February 19, 2014, the promissory note was exchanged for a convertible promissory note which was convertible into shares of Common Stock at a price per share based upon the current market price of the Common Stock. Because of conversions of the principal amount of the convertible promissory note into shares of Common Stock, the principal amount was reduced to $65,901.67. On May 1, 2014, under a Convertible Note Exchange Agreement, this convertible promissory note and the interest accrued thereon was exchanged for another convertible promissory note in the principal amount of $69,944.04, which is convertible into Common Stock at its par value and the pledge agreement was terminated; this convertible promissory note obligates Mr. Astrom to convert the principal amount thereof into Common Stock as quickly as practicable without his becoming an affiliate of the Company. On July 11, 2014, the Convertible Note Exchange Agreement was amended to provide for a conversion price equal to 2.5% of Current Market Value, as that term is defined. As the result of conversions and the foregiveness of $83,516 of indebtedness owed under the Convertible Promissory Note, there is $67,102.73 outstanding thereunder.

Table of Contents	12

 On April 13, 2012, UPLLC entered into an agreement with GBS, under which GBS assigned to UPLLC the right to receive 9 condominium units being constructed in Buenos Aires and UPLLC agreed to pay $750,000 to GBS for these units. The obligation of UPLLC to pay GBS is secured by a Pledge Agreement, dated April 13, 2012, between Urban Spaces and GBS, under which Urban Spaces pledged its membership interests in UPLLC to GBS. Installments of $350,000 and $400,000 were due under this agreement on April 15, 2013, and April 15, 2014, respectively. Because the units were not timely delivered, the parties agreed that these dates would be extended to October 15, 2013, and 2014, respectively and that the new dates would be further extended by the number of days after May 30, 2013, that elapse until delivery. As of the date of this report, the units have not been delivered and the date on which these payments will be due is not ascertainable; if the units were delivered on May 30, 2014, for example, these payments would be due on October 15, 2014, and 2015, respectively. We are negotiating an amendment of this agreement, under which the above mentioned agreement would be terminated with respect to 5 of the 9 condominium units in exchange for a reduction of our indebtedness to $300,000.

While the Company is not in default under the above mention convertible promissory note, funds available to pay the $67,102.73 outstanding under this note when due; however, since Mr. Astrom is obligated to convert the principal amount of this convertible promissory note into shares of Common Stock, the Company does not expect that it will be required to pay this obligation. Likewise, while UPLLC is not in default under its obligation to pay $750,000 to GBS and Urban Spaces is not in default under the pledge agreement that it entered into with GBS, Urban Spaces does not presently have funds available to pay GBS when required to do so. The amount of the funds required for UPLLC to pay its obligation to GBS (assuming that its agreement with GBS is not amended) is included in the $1 million that the Company will require to fund its operations for the next 12 months. The Company plans to obtain such funds through the sale of debt or equity securities and from any profits that it receives from the Chacabuco project, rather than from preconstruction sales of condominiums and/or deposits on condominium units sold after construction of its other projects commence but before these units are delivered. In the event that we are unable to pay GBS when required to do so, we intend to ask for further extensions of due dates, but GBS is obligated to do so only if and to the extent that the 9 units comprising the Chacabuco project continue to be undelivered. Further, the Company has no information as to whether or on what terms any such extension would be granted.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2014. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Acting Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Table of Contents	13

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have assessed the effectiveness of those internal controls as of June 30, 2014, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

Table of Contents	14

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
10.16	Convertible Promissory Note Exchange Agreement, dated as of May 1, 2014, by and between the Registrant and Richard S. Astrom

10.17	Convertible Promissory Note, dated as of May 1, 2014, made by the Registrant in favor of Richard S. Astrom

10.18	Agreement of Amendment and Rescission, dated as of July 11, 2014, by and among the Registrant, Richard S. Astrom and Dixie Assets Management, Inc.

31.1	Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 302

32.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 906

Table of Contents	15

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METROSPACES, INC.	August 13, 2014

By: /s/ Oscar Brito
       Principal executive officer; Director;
       Acting principal accounting officer;
       Acting principal financial officer

Table of Contents	16