Form 10-Q
period 2014-09-30
METROSPACES, INC.
filed 2014-11-19
CIK 1488501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

--------------------------------
FORM 10-Q
--------------------------------

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2014

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

As of November 19, 2014, there were 806,666,883 shares of the Registrant’s Common Stock outstanding.

METROSPACES, INC.
Report on Form 10-Q for the Quarterly Period Ended September 30, 2014

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Metrospaces, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2014	2013

ASSETS

Advance payment for Real property	665,984	665,984
Investment in non-consolidated subsidiary	150,000	150,000

Cash	297	3,179
Prepaid expenses	39,010	29,010

Total assets	$855,291	$848,173

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities

Long term debt related party, net of imputed interest of $0 and $23,808	750,000	742,852
Notes payable -related parties	166,590	426,090
Convertible note payable related party, net of discount of $24,706	38,354
Note payable	11,500	10,000
Convertible note payable, net of discount of $13,862	17,638
Derivative liability	653,567
Accrued expenses	69,414	39,750
Accrued interest - related party	42,388	30,013
Sales deposit	34,046	29,051

Total liabilities	1,783,497	1,277,756

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.000001 par value,
10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.000001 par value, 5,000,000,000 shares authorized
6,555,792 and 4,670,466 shares issued and outstanding
at September 30, 2014 and December 31, 2013, respectively	3,278	2,335
Additional paid in capital	559,254	39,665
Deficit accumulated during development stage	(1,490,738)	(471,583)
TOTAL STOCKHOLDERS' DEFICIENCY	(928,206)	(429,583)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	855,291	848,173

The accompanying notes are an integral part of these financial statements

Metrospaces, Inc

Consolidated Statements of Operations
(Unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue	$-	$-	$-	$-

Operating expenses

General and administrative	65,849	29,158	6,573	8,391

Total operating expenses	(65,849)	(29,158)	(6,573)	(8,391)

Other expense (income):
Interest expense	383,343	42,869	51,906	17,752
Loss on change in fair value of derivative	488,864	-	465,838	-
Loss (Gain) on extinguishment of debt	81,099		(36,410)
	953,306	42,869	481,334	17,752

Net loss	$(1,019,155)	$(72,027)	$(487,907)	$(26,143)

Net loss per common share - basic and diluted	(0.08)	(0.02)	0.08	(0.01)

Weighted average of common shares - basic and diluted	5,526,005	4,670,466	6,181,307	4,670,466

The accompanying notes are an integral part of these financial statements

Metrospaces, Inc.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013

Cash flows from operating activities
Net loss	$(1,019,155)	$(72,027)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of imputed interest	7,148	30,494
Interest accrued to related party	12,375	12,375
Salary accrued to related party	11,250	11,250
Non-cash interest expense	361,628
Gain on change in fair value of derivative	488,864
Loss on extinguishment of debt	81,099
Changes in operating assets and liabilities:
Prepaid expenses	(10,000)
Deposits	4,995
Accrued expense	18,414	3,500

Net cash used in operating activities	(43,382)	(14,408)

Cash flows from financing activities
Proceeds from issuance of note payable	40,000	10,000
Proceeds from stockholder loans	500	14,408

Net cash provided by financing activities	40,500	24,408

Net change in cash	(2,882)	10,000

Cash, beginning of period	3,179	-

Cash, end of period	$297	$-

	$-
Supplemental disclosure of cash flow information

Derivative liability recognized as debt discount	$300,000	$-

Conversion of convertible debt - related party into common stock	$205,440	$-

The accompanying notes are an integral part of these financial statements

Metrospaces, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

Note 1 – Basis of Presentation and Business

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction ,with the Company’s most recent audited consolidated financial statements and notes hereto as of December 31, 2013 filed on form 10-K with the Securities and Exchange Commission. Operating results for the nine and three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or any other period.

On October 31, 2014, the Company completed a 1-for-500 reverse split of its common stock. The numbers of shares that appear in the Company's financial statements and these notes have been adjusted for the reverse split for all periods presented, except where specifically otherwise stated.

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

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues and has minimal cash on hand to meet its working capital and capital expenditure needs. In addition, the Company had a stockholders' deficiency of $613,222 as of September 30, 2014. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its shareholders and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company's ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

Note 4 – Advance payment for Real Property

The Company purchased from GBS Capital Partners, Inc. ("GBS"), a related party, the right to receive 9 loft-type condominium units from their builder upon the completion of these units (See note 10). As consideration for this purchase, the Company agreed to pay $750,000 to GBS, without interest (See note 6). The Company has imputed interest on this obligation at the rate of 8% per annum and has recorded the deposit net of such imputed interest at a cost of $665,984. These units will be offered for sale upon their acquisition.

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

$750,000

Note 7 – Notes Payable – Related Parties

Notes Payable – Related Party

A $150,000 promissory note payable to a shareholder of the Company incurred for the transfer of an option to purchase the outstanding shares of Promotora Alon-Bell, C.A. (See Note 4), which was due April 20, 2014, and bears interest at the rate of 11% per annum. Interest expense for the nine months ended September 30, 2014 charged to the statement of operations was $12,375.

During the period from the inception of Urban Spaces (April 3, 2012) through September 30, 2014, a stockholder of the Company paid operating expenses of the Company in the amount of $16,090. These amounts were recorded as a loan payable, bearing no interest and due on demand.

Convertible Note Payable – Related Party

On February 19, 2014, the Company issued a Convertible Promissory Note in the amount of $260,000 in exchange for a previously issued note of $260,000 to the prior president and sole director of the Company. The new note bears interest at a rate of 0.30% per annum and matures February 19, 2015. The note is convertible into shares of the Company’s common stock at a price per share of 2.5% of the current market price of the Company’s common stock, as defined in the agreement. The note is secured by a pledge of all the shares of the common stock of Urban Space, Inc. During the nine months ended September 30, 2014 $196,940 of the principal amount of the note was converted into 790,000,025 pre-split shares of common stock. The Company has determined that the conversion feature embedded in the notes constitutes a derivative and has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt, on the accompanying balance sheet, and revalued to fair market value at each reporting period. The note is presented net of a discount of $24,706 on the accompanying balance sheet.

Note 8 – Notes Payable

On August 28, 2013, the Company received a $10,000 bridge loan from a nonrelated party. The loan bears interest at 15% per annum and matured on February 14, 2014.

Note 9 – Convertible Note Payable

On February 25, 2014, the Company entered into a Convertible Note Agreement in the principal amount of $40,000. The note bears interest at 8% per annum and is convertible into shares of the Company’s common stock at the option of the holder at a purchase price equal to 58% of the lowest closing bid price of the Company’s common stock for fifteen prior trading days upon which a notice of conversion is received by the Company. The note matures on February 25, 2015, but may be redeemed by the Company for a) an amount equal to 125% of the unpaid principal if redeemed within the first 90 days of the note, b) an amount equal to 140% of the unpaid principal if redeemed after the 91st day but before the 151st day of the note, or c) an amount equal to 150% of the unpaid principal if redeemed after the 151st day but before the 180th day of the note. The note may not be redeemed by the Company after 180 days. The Company has determined that the conversion feature embedded in the notes constitutes a derivative and has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt, on the accompany balance sheet, and revalued to fair market value at each reporting period. On September 17, 2014, $8,852.11 of the principal amount of the note and accrued interest was converted into 152,622,579 pre-split shares of common stock. The note is presented net of a discount of $17,602 on the accompanying balance sheet.

Note 10 – Related Party Transactions

A shareholder is a 33% shareholder in GBS Capital Partners, Inc. (see Note 4), the entity from which the Company acquired the deposit of nine condominium units.

The shareholder referred to above is entitled to receive a monthly salary of $1,250. The salary has not been paid and the Company has accrued an amount of $11,250 and $3,750 for the nine and three months ended September 30, 2014, and 2013. The Company has accrued an aggregate amount of $37,500 since inception which is reflected in accrued expenses in the accompanying Balance Sheet at September 30, 2014.

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

As of September 30, 2014, the Company had approximately $365,000 of federal and state net operating loss carryovers ("NOLs") which begin to expire in 2032. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

Note 12 – Stockholders Equity

During the nine months ended September 30, 2014 $196,940 of the principal amount of the convertible note payable to a related party referred to in Note 7 was converted into 790,000,025 pre-split shares of common stock.

During the nine months ended September 30, 2014 $8,500 of the principal amount of the convertible note payable referred to in Note 9 was converted into 152,662,579 pre-split shares of common stock.

Note 13 – Subsequent Events

Management has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued. No events occurred that require adjustment to or disclosure in the financial statements.

On October 1, 2014, the Company amended its certificate of incorporation to eliminate all of its Series A Preferred Stock, as the result of which all of its authorized 10,000,000 shares of preferred are undesignated.

As indicated above, on October 31, 2014, the Company completed a 1-for-500 reverse split of its common stock.

On November 5, 2014, the Company issued 800,000,000 shares of restricted common stock to its president under the provisions of its Restricted Stock Plan. The vesting of these shares is subject to the provisions of the plan and to the attainment of performance goals set forth in the agreement under which these shares were issued. The Company has filed copies of the plan, the award agreement and related materials with the Securities and Exchange Commission in its Current Report on Form 8-K dated November 19, 2014.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2014

Revenues

We had no revenues for the three months ended September 30, 2014, or for the three months ending September 30, 2013.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2014, were $6,573, compared with $8,391 for the three months ended September 30, 2013. These expenses were lower during the latter period primarily because of expenses, including legal and accounting expenses, associated with being a public company.

Interest

Interest expense for the three months ended September 30, 2014, was $51,906, compared with $17,572 for the period ended September 30, 2013.

Other Expenses

We also incurred a loss on the change in fair value of our derivative instrument relating to the conversion feature of our convertible debt, and a gain on extinguishment of debt due to the accounting treatment of the conversion of convertible debt with a cooresponding embedded conversion option accounted for as a derivative.

Net Loss

We had a net loss of $487,907 for the three-month period ended September 30, 2014, compared with $26,143 for the three-month period ended September 30, 2013. The reasons for the increase in net loss were that interest increased to $51,906 in the later period from $17,752 in the earlier period and we incurred a non-cash expense of $465,838 on change in fair value of derivative as the result of the conversion of portions of convertible instruments into Common Stock. We also had a gain of $36,410 from the extinguishment of a debt.

NINE MONTHS ENDED SEPTEMBER 30, 2014

Revenues

We had no revenues for the nine-month periods ended September 30, 2014, and September 2013.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2014, were $65,498, compared with $29,158 for the three months ended September 30, 2013. These expenses were higher during the later period primarily because of expenses, including legal and accounting expenses, associated with being a public company, and accrued salary.

Interest

Interest expense for the nine months ended September 30, 2014, was $383,343, compared with $42,869 for the period ended September 30, 2013. Of the interest expense for each period, $23,625 was for accrued interest and the remaining portion for non-cash items relating to the derivative accounting for the embedded conversion feature of our convertible debt.

Other Expenses

We also incurred a loss on the change in fair value of our derivative instrument relating to the conversion feature of our convertible debt, and a loss on extinguishment of debt due to the accounting treatment of the conversion of convertible debt with a cooresponding embedded conversion option accounted for as a derivative.

Net Loss

We had a net loss of $1,019,155 for the nine-month period ended September 30, 2014, compared with $72,027 for the nine-month period ended September 30, 2013. The principal reason for the increase in net loss was that while accrued interest on indebtedness was the same for both periods and amortization of imputed interest decreased from $30,494 in the earlier period to $7,148 in the later period, in the later period, we incurred a non-cash losses of $361,628 for interest expense, $488,864 for loss on change in fair value of derivative and $81,099 for loss on extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

Our net loss for the nine months ended September 30, 2014, was $1,019,155 and our accumulated deficit at that date was $1,490,738. We had no cash available at that date. We financed our operations during this period through stockholder loans of $500 and a note for $40,000 from an unrelated party. During the nine-month period then ended, Mr. Oscar Brito, our president, earned $11,250 in salary from Urban Spaces. We were unable to pay this obligation and it has been accrued in our financial statements. We will be able to pay these obligations only from revenues from our operations and/or financing. Given our current financial condition and prospects, we can give no assurance as to whether or when we will be able to do so.

Net cash used in operating activities for the nine months ended September 30, 2014, was $43,382.

Net cash provided by financing activities for the nine months ended September 30, 2014, was $40,500.

Cash Requirements

We believe that we will require approximately $3.1 million to fund our operations for the next 12 months, which we expect to meet as follows:

  During the second quarter of 2013, GBS Real Estate Fund I, LLC, a Florida limited liability company (“GBS Fund”), which is the developer of our Los Naranjos 320 Project, obtained financing of approximately $1 million from a Venezuelan bank, reducing the projected $2 million cost for this project by a like amount. During the second and third quarters of 2014, GBS Fund received additional bank financing commitments for $750,000, with funds to be disbursed as construction milestones are met. We believe that we will be able to meet the remaining construction costs for this project by presales of units.
  Our total financing needs for our Las Naranjas 450 Project were approximately $2.2 million. Once we begin construction, we expect to obtain an initial construction loan of $1 million from the same bank that is currently financing the Las Naranjas 320 Project, with further financing of $850,000 as construction milestones are met. We expect to meet the remaining $350,000 of construction costs by presales of units.

  In the third quarter of 2013, we sold our rights to four of the nine 9 condominium units in our Chacabuco Project that are to be transferred to us when their construction is complete for $360,000, of which $320,000 is outstanding. We believe that we will receive approximately $850,000 (including the outstanding $320,000) for all of the nine units, which is $100,000 more than the $750,000 that that we are obligated to pay for them. However, until all of these units are sold and the payments for them are collected, no assurance can be given as to the profit or loss that we will accrue.

Our ability to fund our operations as set forth above is subject to a number of factors, some of which are beyond our control, including our ability to obtain bank loans, to meet construction milestones, the prices at which we will be able to sell units and political and economic conditions in Venezuela and Argentina. Accordingly, we cannot assure that we will be able to fund our operations as described above.

To the extent that we do not receive funds as expected, we plan to fund our activities during the balance of 2014 and beyond through the sale of debt or equity securities and increased preconstruction sales of condominiums and/or deposits on condominium units sold after construction of a project commences but before these units are delivered. Our ability to obtain funding from pension funds in Argentina has been restricted by the recent nationalization of the largest Argentine pension funds. We believe that we will be able to obtain funding for our projects from private lenders, but can give no assurance that we will be successful in so doing or that such financing, if available, will be on acceptable terms.

In Latin American countries, the proceeds of preconstruction sales and deposits are not held in escrow pending closing, but may be used freely. Most commonly, we will make a preconstruction sale of one or a few penthouse or luxury condominiums in a project at a discount of 15%-25% from their list price. This discount approximates the rate of interest that we would pay for borrowed money in these countries. Such preconstruction sales and deposits are respectively expected to provide approximately 10% to 25% of a project’s costs. We believe that we will receive approximately $650,000 from preconstruction sales and deposits over the next 12 months.

On May 1, 2014, the Company issued a convertible promissory note to Richard S. Astrom in the principal amount of $260,000. This promissory note was due on August 13, 2013, bore interest at the rate of 0.24% per annum and was secured by a Pledge Agreement, dated as of August 13, 2012, between the Company and Mr. Astrom, under which the Company pledged the shares of Urban Spaces to Mr. Astrom; the due date of that promissory note was extended to April 13, 2014, pursuant to a letter agreement between the Company and Mr. Astrom dated August 12, 2013. As the result of agreements under which that note was exchanged for other notes and adjustments due to conversions of the principal amount of these notes into Common Stock, Mr. Astrom now holds a Convertible Promissory Note, dated May 1, 2014, in the principal amount of $66,944.04, of which $64,102.37 was outstanding at September 30, 2014. This note is due May 1, 2015, and is unsecured. Under the agreement pursuant to which Mr. Astrom was issued the note, he is required to convert it into shares of Common Stock as quickly as practicable, provided that he is not required to comply with this requirement to the extent that such compliance would cause him to be the beneficial holder of more than 9.9% of the shares of Common Stock at the time outstanding.

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

While we are not in default under the promissory note that we issued to Mr. Astrom, we do not presently have funds available to pay the note when due, but we believe that the indebtedness under the note will be extinguished by conversion by the time that it is due. While no default exists in the obligation of $750,000 for the 9 condominium units being purchased in Argentina or the related pledge, we do not presently have funds available to pay this obligation when required to do so. We expect to pay this obligation from the sale of the 9 condominium units. As noted above, the seller of these units is obligated to grant an extension because of delayed delivery of these units, but not in any other circumstance. In the event that we are unable to pay this obligation when required to do so, we intend to ask for an extension of the due date, but the seller is not obligated to do so. Further, the Company has no information as to whether or on what terms any such extension would be granted.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2014. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Acting Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have assessed the effectiveness of those internal controls as of September 30, 2014, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

METROSPACES, INC.	November 19, 2014

By: /s/ Oscar Brito
       Principal executive officer; Director;
       Acting principal accounting officer;
       Acting principal financial officer