Form 10-K
period 2014-12-31
METROSPACES, INC.
filed 2015-04-15
CIK 1488501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2014

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [     ]  No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [     ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [     ] No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $1,238,089 on June 30, 2014.

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

The number of shares outstanding of the registrant’s common stock as of April 13, 2014, was 2,373,663,945.

DOCUMENTS INCORPORATED BY REFERENCE

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

ITEM 1. BUSINESS

General

We acquire land and design, build, develop and resell condominiums on it, principally in urban areas in Latin America, alone or together with investors; we are also acquiring condominiums that are under construction for resale, but do not intend to conduct business in this manner after these condominiums have been sold. We sell condominiums at different prices, depending principally on their location, size and level of options and amenities to customers who are able to make substantial payments upon signing purchase agreements and at agreed time as construction progresses. Our current projects are located in Buenos Aires, Argentina, and Caracas, Venezuela. One of these projects is nearing completion (see “Business – Projects – Argentina – Chacabuco Project”), one is in the construction stage (see “Business – Projects – Venezuela – Las Narnajas 320 Project”) and one is in the planning stage (see “Business – Projects – Venezuela – Las Narnajas 450 Project”). We are considering projects in Peru and Colombia, but have taken no measures to implement them. We will market directly with our own sales force by personal contact, through real estate brokers and agents and internet websites. We will also manage these condominiums for customers who wish to lease them on a long- or short-term basis. For more detailed information about our business and operations, see “Business”. The Company’s operating subsidiary, Urban Spaces, Inc., a Nevada corporation (“Urban Spaces”), which the Company acquired on August 13, 2012, commenced operations on April 3, 2012. The Company is a development-stage company.

We also have agreed to acquire two companies in Argentina collective called “IKAL” which is in the business of operating a winery and is planning to develop a hotel and time share villas.

The address of the Company is 888 Brickell Key Drive, Unit 1102, Miami, FL 33131 and its telephone number is (305) 600-0407.

Our consolidated financial statements include only the period commencing with the inception of our operating subsidiary, Urban Spaces, on April 3, 2012, include the financial statements of Urban Spaces and its subsidiaries and do not include any historical financial data of the Company, which was incorporated on December 10, 2007, and which never conducted any business. Accordingly, these financial statements are those of Urban Spaces, which was the accounting acquirer in the merger which is discussed under the caption “History – The Merger.”

Our common stock is quoted on the OTC Markets Inc. OTC Pink tier under the symbol “MSPC.”

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
    Richard S. Astrom, the Company’s president and sole director, entered into an Exchange Agreement with the Company, under which 10,000,000 shares of Series A Preferred Stock owned by him and $170,146 of the Company’s indebtedness to him were exchanged for the proceeds of the Private Placement and a secured promissory note of the Company payable to him in the principal amount of $260,000 and bearing interest at the rate of 0.24% per annum. The promissory note was due August 13, 2013, but has now been replaced by a convertible promissory note dated May 1, 2014, that it due on May 1, 2015. The earlier note was secured by a pledge of all of the shares of common stock of Urban Spaces, but the present note is unsecured. For information concerning these promissory notes, see “Directors, Executive Officers and Corporate Governance – Related Party Transactions – Exchange Transaction.”

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

As a result of the Merger, we conduct the business described above under the caption “General” and below under the caption “Business.”

The Company’s corporate structure is as follows:

Business

Introduction

The Company is the parent of Urban Spaces. The Company has no material assets other than all of the outstanding shares of Urban Spaces. The Company has no plans to conduct any business activities other than obtaining or guaranteeing financing for the business conducted by Urban Spaces or assisting Urban Spaces and its local subsidiaries in obtaining such financing.

Through Urban Spaces and its subsidiaries, we acquire and develop land in urban areas primarily for the construction of condominiums on such land, principally in Latin American markets, and offer them at different prices and with varying levels of options and amenities to customers who are able to make substantial payments upon signing purchase agreements and at agreed times as construction progresses. For the foreseeable future, we do not expect our projects to exceed 25 units or to cost more than $5,000,000. Typically, a project will comprise several one- and two- bedroom units with areas from approximately 700 to 1,450 square feet and a few penthouse or luxury units of 3,200 or more square feet.

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

We also have agreed to acquire two companies in Argentina collective called “IKAL” which is in the business of operating a winery and is planning to develop a hotel and time share villas. For further information, see “Business-IKAL.”

Projects

We have investments in the following projects:

Argentina

The Chacabuco Project

Chacabuco 1353 Caba Trust, an Argentinian trust (the “Trust”), is constructing a 26-unit condominium project at Chacabuco 1353, in Buenos Aires, Argentina. Estudio Peru, a Buenos Aires architectural firm that is not affiliated with the Company and its affiliates, designed and is acting as project manager for this project. Construction began in April 2010 and we have been advised that estimated cost of the project is $1,350,000. The building is approximately 95% complete. The construction was expected to be completed and the units delivered by the end of 2012, but has been delayed on several occasions owing to depleted inventories of building materials, transportation strikes that caused their late delivery, work stoppages due to governmental inspections and various other causes; in addition, work was stopped for about 6 weeks when the contractor for the project ceased performing due to labor problems and was replaced. The project was scheduled to be completed by June 30, 2014. The project is 95% complete, but it is expected to take until the end of the second quarter of 2015 fully to complete the project and another 4 months to deed the units to purchasers.

GBS Capital Partners Inc., a Panamanian corporation (“GBS”), agreed to purchase substantially similar 9 loft-type efficiency units in this project specifically identified by apartment number, each having an area of 495 square feet, and advanced full payment for them to the Trust. GBS assigned its rights to receive these units to Urban Properties, LLC (“UPLLC”). In the instrument of assignment, UPLLC agreed to pay GBS $750,000 in consideration of its assignment and UPLLC. This amount was originally to be paid in installments of $400,000 and $350,000, due on April 15, 2013, and April 15, 2014, respectively. The dates for these payments were first extended to October 15, 2013, and October 15, 2014, respectively, because of delays in completion of this project. Due to further delays, they have been extended further to dates which are presently indeterminable, because they are based on the actual completion date; they are unlikely to fall before October 15, 2014, and October 15, 2015, respectively. Upon completion of the project, the Trust will deed these 9 loft-type units directly to UPLLC without action on the part of GBS. For further information concerning this assignment, including the circumstances and terms of the extension of the dates for payment of the two installments of said $750,000, see “Directors, Executive Officers and Corporate Governance – Related Party Transactions – GBS” on page 32. Pursuant to a Boleto de Compraventa, dated December 5, 2014, between the Company and GBS, the Company has sold the rights to 4 of the units for $350,000, reducing the amount owed to GBS to $400,000. For further information concerning these matters, see “Directors, Executive Officers and Corporate Governance – Related Party Transactions – GBS.”

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

UPLLC has entered into contracts for the sale of 4 of the 5 units that it is now acquiring for a total of $360,000 and has received payments of approximately $34,000 under these contracts. When UPLLC has been deeded the remaining 5 units, it will initially offer them for sale at prices ranging from $94,000 to $96,000, depending principally on the floor on which they are located. Although our general target market for these units is as described above, we believe that some will be acquired by investors who will furnish them and re-lease them to tourists. To the extent that they are acquired by such investors, we will assist them in re-renting them. GBS has informed us that it will fund the completion of this project.

We believe that we will receive approximately $455,000 from the sale of these units, which is $50,000 more than the $415,000 that we have invested, before deducting sales commissions (which will range from nothing, if we sell a unit through personal contact to 1% if we sell it through a broker), real property transfer taxes (1.5 to 2.5% of the sales price) and monthly costs, including maintenance fees and utilities, of approximately $150. However, until these units are sold, no assurance can be given as to the price that will be paid for a unit (which could be less than the price at which we initially plan to offer it for sale), the sales commissions that will be paid, the exact amount of transfer tax that will be paid or the monthly costs that will have accrued between the time that we receive a unit and the time of its sale. Accordingly, we cannot predict the profit or loss that will result from such sale. We do not expect to receive further payments for these units until we have deeded them, which we expect will occur by the end of October 2015.

For further information respecting GBS, the interest of our president in GBS, the acquisition by GBS of its right to these units and the terms of the payment of the $750,000 owed by UPLLC to GBS, see “Directors, Executive Officers and Corporate Governance – Related Party Transactions – GBS.”

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

Although we expected to qualify GBS Fund to do business in Venezuela in order that it could act as the developer of this project, this process was delayed because of the slowdown in the provision of government services because of continuing political unrest in Venezuela. As a result, we decided not to liquidate Alon-Bell and are now using it as the developer of the project. In connection with this decision, GBS Fund, Propietaria Alimentos Globalia C.A. (“PAGCA”), which is the obligor under a bank loan to finance this project to which we are not a signatory in the principal amount of $1,000,000, to be drawn down as the project reaches prescribed benchmarks, of which $400,000 has been received, and Alon-Bell entered into a joint venture agreement. Under this agreement, PAGCA owns the property on which the project is to be built, and will receive 20% of gross sales of units. Alon-Bell, will act as the promoter and builder and will receive 15% of gross sales, GBS Fund will receive the remaining 65% of gross sales, which will be divided such that we receive 26% of gross sales and GBS Fund will retain the rest, subject to change in the event of future equity investments. We have received a bank loan of $400,000 in connection with this project.

We may make further investments in, and provide management, promotional and other services to, GBS Fund; as a result our interest in GBS Fund could increase.

The total cost of this project is expected to be approximately $1,900,000. As of December 31, 2014, approximately $1,400,000 had been invested in this project, approximately $520,000 of which was spent for the shares of Alon-Bell, which owns the land on which the project will be constructed, and the remainder for the expenses described above. We have presold the 1,450-square-foot penthouse unit for $400,000 and the remaining cost of the project is being financed by the above mentioned bank loan.

Construction on this project began in August 2013. We initially expected it to be completed by February 2014. However, because of lack of building materials and for the reasons set forth under the caption “Delays in the Las Naranjas 320 Project and the Las Naranjas 450 Project Due to Political and Other Conditions in Venezuela,” below, this project may not be completed by that date.

As indicated above, one of the penthouse units has been presold. Other units are expected to be sold as the project progresses. The total list price for all of the units is expected to be approximately $3,500,000, but no assurance can be given that it will be possible to sell them at prices that will aggregate this amount.

Las Naranjos 450 Project

This project (the “Los Naranjos 450 Project”), which we promote and manage, is in its planning stage. The project manager is Guillermo Mendez, who is the project manager of the Las Naranjos 320 Project. The project is located at Los Naranjos de Las Mercedes, Lot 450, in Caracas, Venezuela, in the same neighborhood and a few blocks away from the Las Naranjos 320 Project. This land, which is valued at $700,000 and has an area of approximately 7,500 square feet, is owned by LM 1109, C.A., an unrelated entity (“LM1109”). The sole stockholder of LM1109, Carlos Artiles, a Venezuelan architect, will serve as project manager without additional compensation and we expect to enter into an agreement with Sr. Artiles under which we will receive 70% of the shares in LM1109 in consideration of our investing in and obtaining funding for the project as described below. It is expected that permits will be obtained by June 2014 and that construction will begin as soon as possible thereafter. However, because there have been delays in finishing the architecture for the project and for the reasons set forth below under the caption “Delays in the Las Naranjas 320 Project and the Las Naranjas 450 Project Due to Political and Other Conditions in Venezuela,” we can give no assurance that these permits will be obtained when expected, when construction will commence and when the project will be completed. We have also encountered a delay in completing the transfer of the property to us and we believe that it will require 3 to 4 months to resolve this matter.

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

    Further cash investments of $500,000 in the Venezuelan entity, which we will make from time to time as construction proceeds. These funds will be provided from amounts that we will raise to meet our capital needs. For further information as to our capital needs and our prospects for satisfying them, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” We can give no assurance as to when or whether we will be able to obtain the amounts that we plan to invest in this project.

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

IKAL

On January 13, 2015, we entered into a Contrato de Compraventa de Acciones between MRT Consulting, Inc., a Panamanian corporation (“MRT”), and ourselves, whereunder MRT agreed to sell, and we agreed to purchase, 1,969,904 shares of the common stock or Bodega IKAL, S.A., an Argentine corporation, which shares constitute the entire share capital of IKAL and 240 shares of the common stock of Bodega Silva Valent S.A., an Argentine corporation, comprising all of its share capital (the “Contrato”). The Contrato contains customary representations and warranties. The corporations that we are purchasing are referred to collectively as “IKAL.” The consideration for these shares was a convertible promissory note in the principal amount of US$4,500,000, dated January 13, 2015, made by the Registrant in favor of MRT (the “Note”). For a further description of the Note, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Promissory Note; Pledge of IKAL Shares."

IKAL owns approximately 185 acres of land, located in Valle de Uco, Province of Mendoza, Argentina. IKAL currently produces approximately 770,000 to 1,100,000 pounds of wine grape per annual harvest on a portion of this land. Ikal sells cabernet sauvignon, merlot, pinot noir and chardonnay wine under the “Ikal” and “Ikal 1150” brands. The wine producing operation is financially self-sustained, but is not generating profits. Total wine production, including sales of the bottled wine, generated approximately $220,000 in revenue in 2014.

IKAL has received approval to develop a 25 master suite hotel, a 53,000 gallon capacity winery and 29 luxury villas in which it will sell fractional ownership interests. Total costs for constructing the hotel and winery are expected to be approximately $7.5 to 8.0 million; when commenced, construction will require 2 to 2.5 years to complete. Total costs for constructing the villas is expected to be $10.5 million; when commenced, construction will require 2-2.5 years to complete. Revenue from the sale of fractional interests is expected to be $75 to 80 million. Metrospaces will look to raise these funds from third-party investors, as lenders and/or equity investors. Because of the current state of the Argentinian debt markets, we do not believe that we will be able to obtain bank financing for the foreseeable future.

These projects are in their inceptive stages and the foregoing plans are subject to change.

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

Labor

We believe that labor for construction of our products will be readily available. Labor disruptions as a result of strikes or political demonstrations occur more often in Latin America than in the United States and are occurring with increasing frequency in Venezuela (see “Delays in the Las Naranjas 320 Project and the Las Naranjas 450 Project Due to Political and Other Conditions in Venezuela”). We intend to provide in each contract for the purchase of a unit for escalation in its price in the event that labor costs increase above a prescribed level during the period from the signing of a contract of purchase for a unit to its delivery in countries, including Argentina, where such a provision is legally permissible. In countries such as Venezuela, where such a provision is not legally permissible, we will estimate increases in labor costs over such period and take this estimate into account in establishing the contract price for the unit, but we can give no assurance that we will be able to make such estimate accurately or be aware of all existing or future factors that might affect such costs. Our failure accurately to make such estimate could adversely our profit on the unit or could even result in a loss.

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

In the foreign counties where we have projects, our most significant regulatory burden is obtaining construction permits. Generally, construction permits (including requisite environmental permissions) are routinely granted in 90 to 120 days, provided that sufficiently detailed plans and other documents necessary to support the issuance of the permit are submitted. However, permitting processes have moved substantially more slowly in Venezuela (see “Delays in the Las Naranjas 320 Project and the Las Naranjas 450 Project Due to Political and Other Conditions in Venezuela”). While the cost of obtaining these permits is not expected to be material, there is a material amount of management time involved in obtaining them. Environmental laws are not as fully developed in these countries as they are in the United States and we do not expect to expend material amounts in connection with complying with them or to experience delays as a result of them. We will also be required to file tax returns in these countries, but do not expect to incur material costs in connection with doing so.

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

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Pink tier maintained by OTC Markets Inc. under the symbol “MSPC.”

The following table reflects the high and low closing bid information for our common stock for each fiscal quarter during the fiscal years ended December 31, 2014 and 2013, and for 2015 to date. The bid information was obtained from the OTC Markets, Inc. and reflects prices between dealers, without retail mark-up, markdown or commission, and may not represent actual transactions.

Quarter Ended	Closing Bid High		Closing Bid Low

Fiscal Year 2015
June 30, 2015 (through April 13, 2015)		$0.0061		$0.0001
March 31, 2015		$0.0004		$0.0001
Fiscal Year 2014
December 31, 2014		$0.028		$0.0001
September 30, 2014		$0.0003		$0.0001
June 30, 2014		$0.0008		$0.0002
March 31, 2014		$0.0015		$0.0005
Fiscal Year 2013*
December 31, 2013		$0.003		$0.004
September 30, 2013		$0.08		$0.021
June 30, 2013		$0.10		$0.08
March 31, 2013	$	----	$	----

* Until the quarter beginning September 1, 2013, following the consummation of the Merger and the effectiveness of a

As of April 15, 2015, there were 54 holders of record of our common stock.

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

In addition, on February 19, 2014, the Company issued 230,000,000 shares of Common Stock to investors who were not affiliates upon conversion of $107,640 of the principal amount of a convertible promissory note dated as of February 19, 2014, pursuant to the exemption from registration afforded by Rule 144 promulgated under the Securities Act. For further information about this Convertible Promissory Note, see “Directors, Executive Officers and Corporate Governance – Related Party Transactions – Exchange Transaction – Promissory Note.”

In addition, the Company issued shares of Common Stock to LG Capital Funding, LLC as follows: (1) 152,622,579 shares on September 10, 2014, (2) 1,049,175 shares on January 13, 2015, (3) 6,593,559 shares on January 22, 2015, (4) 7,113,846 shares on January 30, 2015 and 9,257,440 shares on February 4, 2015. These shares were issued upon conversion of an 8% Convertible Redeemable Note, due February 25, 2015, in the principal amount of $40,000, made by the Company in favor of LG, pursuant to the exemption from registration afforded by Rule 144 promulgated under the Securities Act.

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

Promissory Note; Pledge of IKAL Shares

Under the Contrato, we executed and delivered a convertible promissory note in the principal amount of US$4,500,000, dated January 13, 2015, made by the Registrant in favor of MRT (the “Note”). The Note is payable in 10 equal monthly installments of US$450,000 and bears interest at the rate of 0.41 per annum prior to default. After an event of default, the Note shall bear interest at a floating rate of interest which shall be five (5) percentage points over the rate of interest announced from time to time by Citibank, N.A. as the rate of interest that it charges to its most creditworthy commercial customers. An event of default will occur under the Note if:

(a) we fail to make full payment of principal or interest as set forth in Section 1 and such failure shall continue unremedied for a period of five (5) days after written notice from Payee;

(b) we fail to comply with its covenant under Section 4 or any other covenant of obligation under the Convertible Promissory Note and such default shall continue unremedied for a period of fifteen (15) days after written notice from Payee, provided, however, that in the event that such default cannot with diligence be cured within said period, Payee shall have such period as is reasonable to cure such default;

(c) we or a Material Subsidiary (as hereinafter defined) alone or one or more Material Subsidiaries together holding ten percent (10%) of Maker’s consolidated assets: (i) shall commence a voluntary case under any Bankruptcy Law (as hereinafter defined); (ii) shall become subject to an involuntary case under any Bankruptcy Law which is not withdrawn, discharged or stayed within sixty (60) days after the commencement thereof; (iii) shall consent to the appointment of a Custodian (as hereinafter defined) for a substantial portion of its property; (iv) shall become subject to the appointment of a Custodian for a substantial portion of its property, which appointment is not withdrawn, discharged or stayed within sixty (60) days after the appointment thereof; or (v) shall make a general assignment for the benefit of its creditors.

The term “Material Subsidiary” means an entity in which Maker holds, directly or indirectly more than fifty percent (50%) of the voting power. The term “Bankruptcy Law” means Title 7, Title 11 or Title 13, of the United States Code or any similar federal or state law for the relief of debtors or the similar laws of any foreign jurisdiction. The term “Custodian” means any receiver, trustee, assignee, liquidator or similar official acting, appointed or empowered under any Bankruptcy Law.

MRT has the right, at its option, to convert all or any portion of the unpaid principal amount of the Note and the interest accrued thereon (the sum of such unpaid principal amount and such accrued interest as it shall exist from time to time being the “Convertible Amount”) into the number of fully paid and nonassessable shares of the Registrant’s Common Stock as shall be equal to the portion of the Convertible Amount that MRT desires so to convert divided by the Conversion Price (as that term is hereinafter defined) then in effect. The conversion price for the Note (the “Conversion Price”) shall be the Current Market Price. “Current Market Price” means the average of the daily closing prices for a share of Common Stock for the five (5) consecutive trading days ending on the trading day immediately prior to the day on which the Note is delivered for conversion pursuant. A trading day is be any day on which the Common Stock is able to be quoted or traded on the principal United States market for the Common Stock, as determined by the Board of Directors or if, in the judgment of the Board of Directors, there exists no principal United States market for the Common Stock, then as determined in good faith by the Board of Directors (the “Principal Market”), whether or not the Common Stock actually is traded on such day. The closing price for each day is the last reported sales price for the Common Stock, or, in case no reported sale take place on such day, the average of the closing bid and asked prices therefor, as quoted on the Principal Market. The Principal Market is currently OTC Pink.

In the event of a default under the Note, shares that have been paid for are to be delivered to the Registrant and the shares that have not been paid for are to be delivered to MRT.

As of the date hereof, we are in default under the Note, having failed to make the payments due on February 16 and March 16, 2014. Accordingly, MRT may declared the entire principal of the Note due and payable and exercise its rights under the Contrato, such that it may terminate our rights in the shares, but may not seek damages.

The shares subject to the Contrato have been deposited with Carlos Daniel Silva, an Argentine attorney, who is required to deliver them to the Registrant as they are paid for. Mr. Silva has been elected as a director and President of the Registrant. As of the date hereof, we have acquired no shares.

RESULTS OF OPERATIONS
FISCAL YEAR ENDED DECEMBER 31, 2013
COMPARED TO
FISCAL YEAR ENDED DECEMBER 31, 2012

Revenues

Revenues for the year ended December 31, 2014 (“FY 2014”) were $0.00 compared to $0.00 for the year ended December 31, 2013.

Operating Expenses

Operating expenses for FY 2014 were $65,648, compared to operating expenses of $42,811 for FY 2012. Operating expenses increased for FY 2014 over FY 2013 primarily due to higher legal and project planning expenses. The sole component of our operating expenses during both FY 2014 and FY 2013 was general and administrative expenses. Of these expenses, $15,000 was for salary in both years. The sole component of our operating expenses during both FY 2014 and FY 2013 was general and administrative expenses. Of these expenses, $15,000 was for salary in both years.

Income (Loss) from Operations

We had an operating loss of $65,648 for FY 2014, as compared to an operating loss of $42,811 for FY 2013. The loss was higher for FY 2014, as compared to FY 2013, for the reason that operating expenses were higher for FY 2014, as stated above.

Net Income (Loss) Applicable To Common Shareholders

Net loss applicable to common shareholders for FY 2014, was $3,572,349, compared to net loss applicable to common shareholders of $55,495 for FY 2013.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2014, and December 31, 2013, respectively, we had total assets $559,001, none of which was in cash, and $848,173, of which $3,179 was cash, we had stockholder deficits of $2,882,392 and $429,583, respectively.

All assets are recorded at historical cost. Management reviews on an annual basis the book value, along with the prospective dismantlement, restoration, and abandonment costs and estimate residual value for the assets, in comparison to the carrying values on the financial statements.

Net Cash (Used in) Provided By Operating Activities

During FY 2014, cash used in operating activities was $43,679 compared to $19,770 during FY 2013.

Net Cash Used in Investing Activities

We did not utilize any cash in investing activities of continuing operations during the FY 2013 or FY 2012.

Net Cash (Used in) Provided by Financing Activities

During FY 2014, we received loans of $40,500, of which $500 was a loan from our chief executive officer, and in FY 2013, we received a loan of of $22,949, of which $12,949 was a loan from our chief executive officer.

At December 31, 2014, we had a stockholders’ deficit of $2,882,392. The report of our independent registered public accounting firm on our audited financial statements at December 31, 2014, contains a paragraph regarding doubt as to our ability to continue as a going concern. We do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business.

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

In Latin American countries, the proceeds of these preconstruction sales and deposits are not held in escrow pending closing, but may be used freely. Most commonly, the Company will make a preconstruction sale of one or a few penthouse or luxury condominiums in a project at a discount of 15%-25% from their list price. This discount approximates the rate of interest that the Company would pay for borrowed money in these countries. Such preconstruction sales and deposits are respectively expected to provide approximately 10% to 25% of a project’s costs. We believe that we will receive approximately $650,000 from preconstruction sales and deposits from the Las Naranjas 320 Project and the Las Naranjas 450 Project over the next 12 months. We expect the balance of this project to be financed through a bank loan.

We believe that we will receive approximately $455,000 from the sale of the 5 condominium units which we are acquiring in the Chacabuco Project, which is $50,000 more than the $415,000 that we have invested. However, until these units are sold, no assurance can be given as to what amount we will receive from such sale and accordingly, the profit or loss that will result from such sale.

On August 13, 2012, the Company issued a promissory note payable to Richard S. Astrom in the principal amount of $260,000. This promissory note was due on August 13, 2013, bore interest at the rate of 0.24% per annum and was secured by a Pledge Agreement, dated as of August 13, 2012, between the Company and Mr. Astrom, under which the Company pledged the shares of Urban Spaces to Mr. Astrom. The maturity of the promissory note was extended to April 14, 2014. Through a series of exchanges and after several conversions, that note was replaced by a convertible promissory note dated May 1, 2014, and amended on July 11, 2014 in the original principal amount of $66,944.04. The principal and interest of this note are convertible at 2.5% of Current Market Value, as that term is defined therein. Because of conversions, the principal amount was reduced to $45,393 on December 31, 2014, and is now $34,133. The Pledge Agreement has been terminated. Further information respecting these matters is set forth under the caption “Directors, Executive Officers, Promoters and Control Persons – Related Party Transactions – Exchange Agreement.”

While the Company is not in default under the above mentioned convertible promissory note, it does not presently have funds available to pay the $34,133 outstanding when due. The amount of the funds required for the Company to pay the promissory note to Mr. Astrom is included in the $2,000,000 that the Company will require to fund its operations for the next 12 months. The Company plans to obtain such funds through the sale of debt or equity securities and from any profits that it receives from the Chacabuco project, rather than from preconstruction sales of condominiums and/or deposits on condominium units sold after construction of its other projects commence but before these units are delivered. In the event that we are unable to pay Mr. Astrom when required to do so, we intend to ask for further extensions of the due date, but Mr. Astrom is not obligated to do so. Further, the Company has no information as to whether or on what terms any such extension would be granted.

On April 13, 2012, UPLLC entered into an agreement with GBS under which GBS assigned to UPLLC the right to receive 9 condominium units being constructed in Buenos Aires and UPLLC agreed to pay $750,000 to GBS for these units. The obligation of UPLLC to pay GBS was secured by a Pledge Agreement, dated April 13, 2012, between Urban Spaces and GBS, under which Urban Spaces pledged its membership interests in UPLLC to GBS. Installments of $350,000 and $400,000 were due under this agreement on April 15, 2013, and April 15, 2014, respectively. Because the units were not timely delivered, the parties agreed that these dates would be extended to October 15, 2013, and 2014, respectively and that the new dates would be further extended by the number of days after May 30, 2013, that elapse until delivery. As of the date of this report, the units have not been delivered and the date on which these payments will be due is not ascertainable; if the units were delivered on May 30, 2014, for example, these payments would be due on October 15, 2014, and 2015, respectively. Further information respecting these matters is set forth under the caption “Directors, Executive Officers, Promoters and Control Persons – Related Party Transactions – GBS.” As indicated above, during 2014, the amount of this obligation was reduced to $450,000 and on February 19, 2015, this indebtedness was exchanged for 450,000 shares of our Series B Convertible PIK Preferred Stock. As a result, of the exchange, we no longer are indebted to GBS and the pledge of units in UPLLC is no longer effective.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Metrospaces, Inc.

We have audited the accompanying consolidated balance sheet of Metrospaces, Inc.as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2014 and 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not generated any revenues since inception and has cash overdraft at December 31, 2014. In addition, the company had a stockholders’ deficiency of $2,882,392 as of December 31, 2014. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metrospaces, Inc. as of December 31, 2014 and 2013, and the results of its operations and cash flows for the years ended December 31, 2014 and 2013 in conformity with accepted accounting principles generally accepted in the United States of America.

/S/ Paritz & Company, P.A.

Hackensack, New Jersey
April 15, 2015

Metrospaces, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013

ASSETS

Advance payment for Real property	369,991	665,984
Investment in non-consolidated subsidiary	150,000	150,000

Cash	-	3,179
Prepaid expenses	39,010	29,010

Total assets	$559,001	$848,173

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Bank overdraft payable	166	-
Long term debt related party, net of imputed interest of $0 and $7,148	400,000	742,852
Notes payable -related parties	166,590	426,090
Convertible note payable related party, net of discount of $5,921	39,472	-
Note payable	10,000	10,000
Convertible note payable, net of discount of $6,444	25,056	-
Derivative liability	2,645,300	-
Accrued expenses	68,750	39,750
Accrued interest - related party	52,013	30,013
Sales deposit	34,046	29,051

Total liabilities	3,441,393	1,277,756

STOCKHOLDERS' DEFICIT
Preferred stock, $0.000001 par value,
10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.000001 par value, 5,000,000,000 shares authorized
846,555,925 and 4,670,466 shares issued and outstanding
at December 31, 2014 and 2013, respectively	847	5
Additional paid in capital	1,160,693	41,995
Accumulated deficit	(4,043,932)	(471,583)
TOTAL STOCKHOLDERS' DEFICIT	(2,882,392)	(429,583)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	559,001	848,173

The accompanying notes are an integral part of these financial statements

Metrospaces, Inc.
Consolidated Statement of Operations

	Year ended
	December 31, 2014	December 31, 2013

Revenue	$-	$-

OPERATING EXPENSES:
General and administrative expenses	65,648	42,811

Total operating expenses	65,648	42,811

Operating Loss	(65,648)	(42,811)

Other expense (income):
Interest expense	369,609	55,495
Loss on change in fair value of derivative	3,012,339	-
Loss on extinguishment of debt	124,753	-
	3,506,701	55,495

Net loss	$(3,572,349)	$(55,495)

Net loss per common share - basic and diluted	$(0.17)	$(0.01)

Weighted average of common shares - basic and diluted	21,167,023	4,670,600

The accompanying notes are an integral part of these financial statements

Metrospaces, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Year ended
	December 31, 2014	December 31, 2013

Cash flows from operating activities
Net loss	$(3,572,349)	$(98,306)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of imputed interest
Interest accrued to related party
Salary accrued to related party
Non-cash interest expense	367,417	55,495
Gain on change in fair value of derivative	3,012,339
Loss on extinguishment of debt	124,753
Changes in operating assets and liabilities:
Prepaid expenses	(10,000)	(29,010)
Deposits	4,995	29,051
Bank overdraft	166	-
Accrued expenses	29,000	23,000

Net cash used in operating activities	(43,679)	(19,770)

Cash flows from financing activities
Proceeds from issuance of note payable	40,000	10,000
Proceeds from stockholder loans	500	12,949

Net cash provided by financing activities	40,500	22,949

Net change in cash	(3,179)	3,179

Cash, beginning of period	3,179	-

Cash, end of period	$-	$3,179

Supplemental disclosure of cash flow information

Derivative liability recognized as debt discount	$300,000	$-

Conversion of convertible debt into common stock	$223,107	$-

Common Stock issued from conversion of convertible debt	$1,065,533	$-

The accompanying notes are an integral part of these financial statements

Metrospaces, Inc.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

					Additional
	Preferred Stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	TOTAL

Balance - December 31, 2012	-	$-	4,670,600	$5	$41,995	$(373,277)	$(331,277)

Net loss the period						(98,306)	$(98,306)

Balance - December 31, 2013	-	-	4,670,600	$5	$41,995	$(471,583)	$(429,583)

Issuance of common stock upon conversion
of convertible debt			41,885,325	42	1,065,491		1,065,533

Restricted stock awards			800,000,000	800	(800)		-

Gain on exchange of property with related party					54,007		54,007

Net loss the period						(3,572,349)	(3,572,349)

Balance - December 31, 2014	-	$-	846,555,925	$847	$1,160,693	$(4,043,932)	$(2,882,392)

The accompanying notes are an integral part of these financial statements

Metrospaces, Inc.
Notes to Consolidated Financial Statements
December 31, 2014

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

The change in the level 3 financial instrument is as follows:

Balance January 1, 2014	$-
Issued during the year ended	545,061
Converted during the year	(912,100)
Change in fair value recognized in operations	3,012,339

Balance December 31, 2014	2,645,300

The estimated fair value of the derivative instruments were valued using the Black-Scholes option pricing model, using the following assumptions at December 31, 2014:

Estimated Dividends	None
Expected Volatility	558%
Risk free interest rate	.10%
Expected term	.15 to .89 years

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

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues and has a cash overdraft at December 31, 2014. In addition, the Company had a stockholders' deficit of $2,882,392 as of December 31, 2014. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its shareholders and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company's ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

Note 4 – Advance payment for Real Property

The Company purchased from GBS Capital Partners, Inc. ("GBS"), a related party, the right to receive 9 loft-type condominium units from their builder upon the completion of these units (See note 9). As consideration for this purchase, the Company agreed to pay $750,000 to GBS, without interest (See note 6). The Company has imputed interest on this obligation at the rate of 8% per annum and has recorded the advance payment net of such imputed interest at a cost of $665,984. These units will be offered for sale upon their acquisition.
On December 5, 2014 the Company entered into an agreement with GBS to return 4 of the 9 loft-type condominium units in exchange for $350,000 of the debt. The Value assigned to the units returned was $295,993 which after the exchange of the debt resulted in a gain of $54,007, which has been recorded as an equity transaction with related parties.

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

Note 6 – Long Term Debt – Related Party

On April 13, 2012, the Company entered into an agreement to purchase nine condominium units from GBS Capital Partners (GBS), a related party of the Company, in exchange for a two year non-interest bearing note payable. Interest has been imputed at a rate of 8% per annum.

The Company has recorded an initial debt discount of $84,016 related to the imputed interest which is being amortized on the effective interest rate method over the term of the note, which was fully amortized as of December 31, 2014.

On December 5, 2014 the Company entered into an agreement with GBS to return 4 of the 9 loft-type condominium units in exchange for $350,000 of the debt leaving a remaining balance of $400,000 on December 31, 2014, which was past due.

On February 19, 2015 the company exchanged the remaining $400,000 of debt to GBS in exchange for 400,000 shares of newly designated shares of series B preferred stock.

Note 7 – Notes Payable – Related Parties

Notes Payable – related party

(a)

A $150,000 promissory note payable to a shareholder of the Company incurred for the transfer of an option to purchase the outstanding shares of Promotora Alon-Bell, C.A. (See Note 4), which was due April 20, 2014, and bears interest at the rate of 11% per annum. Interest expense for the year ended December 31, 2014 charged to the statement of operations was $16,500. Accrued interest of $45,375 on this note is included in accrued interest on the accompanying balance sheet. See Note 14.

On February 19, 2015 the company exchanged the $150,000 of debt in exchange for 150,000 shares of newly designated shares of series B preferred stock.

(b)

During the period from the inception of Urban Spaces (April 3, 2012) through December 31, 2014, a stockholder of the Company paid operating expenses of the Company in the amount of $16,090. These amounts were recorded as a loan payable, bearing no interest and due on demand.

Convertible Note Payable – related party

On February 19, 2014, the Company issued a Convertible Promissory Note in the amount of $260,000 in exchange for a previously issued note of $260,000 to the prior president and sole director of the Company. The new note bears interest at a rate of 0.30% per annum and matures February 19, 2015. The note is convertible into shares of the Company’s common stock at a price per share of 41.5% of the current market price of the Company’s common stock, as defined in the agreement. The note is secured by a pledge of all the shares of the common stock of Urban Space, Inc. During the year ended December 31, 2014 $214,607 of principal of the note was converted into 41,580,000 shares of common stock according to the terms of the convertible instrument. The remaining principal balance of the note at December 31, 2014 was $45,393 The Company has determined that the conversion feature embedded in the notes constitutes a derivative and has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt, on the accompanying balance sheet, and revalued to fair market value at each reporting period. The note is presented net of a discount of $5,921 on the accompanying balance sheet.

Note 8 – Notes Payable

On August 28, 2013 the Company received a $10,000 bridge loan from a non related party. The loan bears interest at 15% per annum and matured on February 14, 2014. The loan remains past due and the company has continued to accrue interest on the note until an agreement with the lender for repayment has been reached.

Note 9 – Convertible Note Payable

On February 25, 2014, the Company entered into a Convertible Note Agreement in the principal amount of $40,000 with an unrelated third party. The note bears interest at 8% per annum and is convertible into shares of the Company’s common stock at the option of the holder at a purchase price equal to 58% of the lowest closing bid price of the Company’s common stock for fifteen prior trading days upon which a notice of conversion is received by the Company. The note matures on February 25, 2015, but may be redeemed by the Company for a) an amount equal to 125% of the unpaid principal if redeemed within the first 90 days of the note, b) an amount equal to 140% of the unpaid principal if redeemed after the 91st day but before the 151st day of the note, or c) an amount equal to 150% of the unpaid principal if redeemed after the 151st day but before the 180th day of the note. The note may not be redeemed by the Company after 180 days. During the year ended December 31, 2014 $8,500 of principal of the note was converted into 305,325 shares of common stock according to the terms of the convertible instrument. The remaining principal balance of the note at December 31, 2014 was $31,500. The Company has determined that the conversion feature embedded in the notes constitutes a derivative and has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt, on the accompany balance sheet, and revalued to fair market value at each reporting period. The note is presented net of a discount of $6,444 on the accompanying balance sheet. See note 14

Note 10 – Related Party Transactions

A Company's shareholder is a 33% partner in GBS Capital Partners (see Note 4), the entity from which the Company acquired the deposit of nine condominium units.

The shareholder referred to above is entitled to receive a monthly salary of $1,250. The salary has not been paid and the Company has accrued an amount of $15,000 for the years ended December 31, 2014 and 2013. The Company has accrued an aggregate amount of $41,250 since inception which is reflected in accrued expenses in the accompanying balance sheet at December 31, 2014.

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

As of December 31, 2014, the Company had approximately $430,000 of federal and state net operating loss carryovers ("NOLs") which begin to expire in 2032. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

Note 12 – Stockholders Equity

On October 1, 2014, the Company filed an amendment to its Certificate of Incorporation, as amended, to effect a 1-for-500 reverse stock split on October 31, 2014, of the issued and outstanding common. All relevant information relating to numbers of shares and per share information have been retrospectively adjusted to reflect the reverse stock split for all periods presented.

During the year ended December 31, 2014 $214,607 of principal of the convertible note payable to a related party referred to in Note 7 was converted into 41,580,000 shares of common stock according to the terms of the convertible instrument.

During the year ended December 31, 2014 $8,500 of principal of the convertible note payable referred to in Note 9 was converted into 305,325 shares of common stock according to the terms of the convertible instrument

Note 13 – Stock-Based Compensation

On November 4, 2014 the Board of Directors adopted the Metrospaces, Inc. Restricted Stock Plan. The plan is administered by the Company’s compensation committee. Also on November 4, 2014, the compensation committee granted an award of 800,000,000 shares under the plan to Oscar Brito, the Company’s Principal executive officer; Director. The shares awarded shall vest as follow:

1.  After the Corporation publishes its audited annual financial statement for the year ended December 31, 2019, the Grantee shall receive a number of shares (subject to the Base Amount and Additional Annual Amount), free of all restrictions, equal to the market value on the date of such publication, determined on the basis of the Last Price, of twenty percent (20%) of the sum of the amounts, if any, shown as net income on the Corporation’s statement of operations for the years ended December 31, 2019, 2018, 2017, 2016 and 2015.

2. For each of the years ended December 31, 2020, 2021, 2022, 2023 and 2024, when the Corporation publishes its audited annual financial statements with respect to such year, the Grantee shall receive a number of shares (subject to the Base Amount and Additional Annual Amount), free of all restrictions, equal to the market value on the date of such publication, determined on the basis of the Last Price, of twenty percent (20%) of the amount, if any, shown as net income on the Corporation’s statement of operations for such year.

3. Shares of Restricted Stock that have not Vested on the date of the publication of the Corporation’s audited annual financial statements for the year ended December 31, 2024, shall never Vest and the Grantee shall have no further rights with respect to them.

As of December 31, 2014 none of the award have vested and no compensation cost has been recorded in the Company’s financial statements. Based on the $.0079 per share closing price of the Company’s common stock on December 31, 2014,there was approximately $6.3million of unrecognized compensation cost related to these non-vested restricted shares outstanding.

Note 14 – Subsequent Events

Management has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued.

From the period January 13, 2015 to February 4, 2015 $21,500 of the convertible note payable referred to in note 9 was converted into 24,808,020 shares of common stock.

On February 19, 2015 the company exchanged $400,000 of debt to GBS in exchange for 400,000 referred to in note 9 and the $150,000 of debt to the Company’s shareholder referred to in note 7 for 650,000 shares of newly designated shares of series B preferred stock.

On January 13, 2015, the Company acquired 1,969,904 shares of the common stock or Bodega IKAL, S.A., an Argentine corporation, which shares constitute the entire share capital of IKAL and 240 shares of the common stock of Bodega Silva Valent S.A., an Argentine corporation, comprising all of its share capital.

The consideration for these shares was a convertible promissory note in the principal amount of $4,500,000. The Note is payable in 10 equal monthly installments of $450,000 and bears interest at the rate of 0.41 per annum prior to default. After an event of default, as defined in the agreement, the Note shall bear interest at a floating rate of interest which shall be five (5) percentage points over the rate of interest announced from time to time by Citibank, N.A. as the rate of interest that it charges to its most creditworthy commercial customers

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were not effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by our company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2014. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Commission.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following persons were serving as an executive officers in the following positions on December 31, 2014:

Name	Age	Position
Oscar Brito	43	CEO, CFO and Director
Alexander Victor Batallés	37	Director

Oscar Brito (43). Mr. Brito founded Urban Spaces in April 2012 and has been its president since that time. On August 13, 2012, he was elected as Director, President, and Acting Chief Financial Officer of the Company. He also co-founded GBS in 1997, and has served as its Managing Partner since its founding. Since the Merger, Mr. Brito has been inactive in GBS’ business and management, but GBS has not formally replaced him as its president. GBS is in the business of assisting its clients in raising capital and providing them with business advice and in investing in real estate and other project projects for its own account. Since its inception, GBS has assisted its clients in raising approximately $350 million in several financial transactions, of which approximately $200 million involved real estate, and has made investments of approximately $8 million on its own account in several projects, including the Bulgari Hotel in London, England. In 1995, Mr. Brito received a law degree from Universidad Catolica Andres Bello in Caracas, Venezuela, and in 2005, received an MBA from Duke University in Durham, North Carolina.

Alexander Victor Batallés (37). Mr. Batalles has served as president and chief executive officer of Raul V. Batalles S.A., a fire extinguisher business located in Buenos Aires, Argentina, since 2008. He received the degree of Masters in Business Administration from Universidad Torcuato di Tella in Buenos Aires in 2012 and the degree of Bachellor of Science (Economics) from the Massachusetts Institute of Technology in Cambridge, Massachusetts, in 2004.

Messrs. Brito and Batallés will serve as directors until the next annual meeting of the Company’s stockholders or until their successors have been elected and duly qualified. Officers hold their positions at the pleasure of the board of directors, absent any employment agreement. There was and is no arrangement or understanding between any director or officer of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and, to the Company’s knowledge, there is no arrangement, agreement, plan or understanding (a) as to whether non-management stockholders will exercise their voting rights to continue to elect the current directors to the Company’s board and or (b) between non-management stockholders and management under which non-management stockholders may directly or indirectly participate in or influence the management of the Company’s affairs.

The prior general business experience of our directors and, in the case of Mr. Brito, his experience in real estate, as well as his financial interest in the Company, led to the conclusion that they was a desirable persons to serve as directors.

Family Relationships

None.

Related Party Transactions

The following describes transactions for FY 2014 and FY 2013, or any currently proposed transactions, in which the Company was or is to be a participant and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”):

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

Promissory Note.

On August 13, 2013, Richard S. Astrom, who was then the president and sole director of the Company, was issued a promissory note of the Company payable to him in the principal amount of $260,000 (the “Original Promissory Note”), which was due on August 13, 2013, and bore interest at the rate of 0.24% per annum and was secured by the Pledge Agreement. The Original Promissory Note was amended on August 12, 2013, to extend its due date to April 14, 2014, because the Company was unable to repay the Original Note when it was originally due on August 12, 2013. The Company issued a Convertible Promissory Note, dated as of February 19, 2014, in the principal amount of $260,000.00 (the “February 2014 Note”), to Richard S. Astrom under a Promissory Note Exchange Agreement, dated as of February 19, 2014, between the Company and Mr. Astrom (the “February 2014 Exchange Agreement”), solely in exchange for the Original Promissory. The February 2014 Note bore interest at the rate of 0.30% per annum, was due one year after its date of issuance and was convertible into shares of Common Stock at a price per share of 41.5% of the Current Market Price, as defined in the February 2014 Exchange Agreement and was secured by a pledge agreement under which all of the shares of Urban Spaces were pledged. The February 2014 Note and the February 2014 Exchange Agreement contained certain covenants which the Company was obliged to observe. The principal and interest of this note were convertible into Common Stock at 41.5% of the Current Market Price, as defined.

Pursuant to a Convertible Note Exchange Agreement, dated May 1, 2014, between MSPC and Mr. Astrom (the “Existing Note Exchange Agreement”), the February 2014 Note was exchanged for a new convertible promissory note, dated May 1, 2014, in the principal amount of $66,944.04 (the amount then due under the February 2014 Note), which bears interest at the rate of .33% per annum and is due on May 1, 2015. The pledge agreement by which prior notes were secured was terminated. Initially, the principal and interest of this note was convertible into Common Stock at a conversion price equal to the par value of the Common Stock. On July 11, 2014, pursuant to an Agreement of Amendment and Rescission by and among the Company, Richard S. Astrom and Dixie Assets Management, Inc., the conversion price was increased to 2.5% of the Current Market Price, as defined. The Company believes that it is unlikely that it will be able to repay this note when due.

GBS

On April 20, 2012, GBS, in which Mr. Brito holds one-third of the shares, assigned to UPLLC the right to receive the 9 condominium units described under the caption “Business – Projects – Argentina – The Chacabuco Project” from GBS in exchange for the agreement of UPLLC to pay $750,000 to GBS without interest in installments of $350,000 on April 15, 2013, and of $400,000 on April 15, 2014. GBS orally represented to UPLLC that these units would be delivered to UPLLC by the end of 2012, but such delivery has not yet occurred owing to delays in the project. On March 22, 2013, GBS and UPLLC entered into an agreement under which (i) GBS represented that the units will be delivered by May 30, 2013, (ii) extended the above due dates to October 15, 2013 and 2014, respectively, (iii) in the event that the units are not delivered by May 30, 2013, provided for the automatic extension of each of these due dates by the number of days that elapse after that date until delivery and (iv) released GBS from liability for the inaccuracy of its representation that these units would be delivered to UPLLC by the end of 2012.

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

As indicated above, the Company reduced its liability to GBS to $400,000 by selling the right to acquire 4 units to GBS and eliminated the remaining liability by exchanging the $450,000 of indebtedness for 450,000 shares of our Series B Convertible PIK Preferred Stock.

The Company believes that, in light of the fact that GBS acquired these units at preconstruction prices when financing for the project was not yet fully in place, the fact that the project was relatively advanced when the units were assigned to UPLLC, the rate of inflation in Argentina and the general increase in real estate prices in that country, the price of the assignment was fair to UPLLC.

GBS Fund

Oscar Brito was involved personally in the acquisition by GBS Fund of the land on which the Las Naranjos 320 is to be constructed. For a description of his role therein, payments made by him, transfers made to and by him and the promissory note issued to him by UPLLC in connection with his transfer of certain rights to UPLLC, see the first paragraph of “Business – Projects –Venezuela – The Las Naranjos 320 Project.” Mr. Brito has no present personal interest in this land.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the registrant’s officers and directors, and persons who own more than 10% of a registered class of the registrant’s equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the registrant with copies of all Section 16(a) forms that they file.

ITEM 11. EXECUTIVE COMPENSATION

(a)      Compensation

The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer and the four other most highly compensated executive officers with compensation in excess of $100,000 for the years ended December 31, 2014 and 2013 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Oscar Brito, CEO and CFO	2014	$15,000	0	$4,000,000	0	0	0	0	$4,000,000
	2013	$15,000	0	0	0	0	0	0	$15,000

Employment Contracts

We do not have an employment contract with any executive officer. We have made no long term compensation payouts.

Compensation Analysis

The Company is presently paying nominal compensation to its sole officer and director, Oscar Brito, as described under “Directors, Executive Officers, Promoters and Control Persons – Related Party Transactions –Employment Arrangement.” The Company believes that this compensation is inadequate in light of the compensation that Mr. Brito might be able to obtain from other employers. In particular, the Company believes that adequate compensation for a person with Mr. Brito’s compensation at a company in a similar business and at a like stage of its development would involve a salary of approximately $150,000 per year, a cash bonus and non-cash incentive compensation based on the performance of the company, and stock options; these amounts are substantially in excess of Mr. Brito’s present salary, which is $15,000 per year without any performance based compensation or stock options. The Company recognizes that it needs to develop compensation programs that will provide adequate cash and short- and long-term incentive compensation in order to attract and retain qualified officers and key employees, but the Company has not yet determined what the compensation program is designed to reward; the various elements of compensation; why the Company chooses to pay each element; how it will determine the amount to be paid for each element (or the formula for such payment); and how its decisions regarding that element fit into its overall compensation objectives and affect decisions regarding other elements.

(b)     Equity Awards, Grant Based Awards, Stock Options, Pension Benefits and Deferred Compensation

Grants of Plan Based Awards

		Estimated future payouts under equity incentive plan awards
Name	Grant Date	Threshold	Maximum	Grant date fair value of stock and option awards
Oscar Brito	11/19/14	$0	$4,000,000	$4,000,000

Under the Company’s Restricted Stock Plan, Mr. Brito was awarded 800,000,000 shares of restricted common stock on November 19, 2014. Although these shares had a market value of $24,000,000 on the grant date, their fair value is recorded at $4,000,000 in the table above because the market value of the shares that can vest under the plan is limited to $4,000,000, as determined on the dates on which shares vest.

Shares awarded to Mr. Brito vest as follows:

  After the Company publishes its audited annual financial statement for the year ended December 31, 2019, Mr. Brito shall receive a number of shares (subject to the limitation that after shares having a market value of $2,000,000 have vested, he may receive shares having a maximum market value in any subsequent year), free of all restrictions, equal to the market value on the date of such publication, determined on the basis of the Last Price, as defined, of twenty percent (20%) of the sum of the amounts, if any, shown as net income on the Corporation’s statement of operations for the years ended December 31, 2019, 2018, 2017, 2016 and 2015.

  For each of the years ended December 31, 2020, 2021, 2022, 2023 and 2024, when the Corporation publishes its audited annual financial statements with respect to such year, he may receive a number of shares (subject to the limitation that after shares having a market value of $2,000,000 have vested, he may receive shares having a maximum market value in any subsequent year), free of all restrictions, equal to the market value on the date of such publication, determined on the basis of the Last Price, as defined of twenty percent (20%) of the amount, if any, shown as net income on the Corporation’s statement of operations for such year.

  Shares of Restricted Stock that have not Vested on the date of the publication of the Corporation’s audited annual financial statements for the year ended December 31, 2024, shall never Vest and he shall have no further rights with respect to them.

Except as set forth above, the Company has never granted equity or grant based awards, stock options or pension benefits to its officers and has not entered into any deferred compensation plan or arrangement with them.

(c)     Director Compensation

The Company has never paid or deferred any compensation to its directors, nor has it ever granted stock or options awards, non-equity incentive plan compensation or pension to them.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Persons Other than Management

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of December 31, 2014, for each person, other than directors and executive officers, who is known by us to own beneficially five percent (5%) or more of its outstanding Common Stock.

Security Ownership of Five Percent (5%) Stockholders

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Common Stock	None	----	----

Security Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of December 31, 2014, for the following: (1) each of our directors and executive officers and (2) our directors and executive officers as a group.

Security Ownership of Management

Title of class	Name of Beneficial Owner	Amount and nature of Beneficial Ownership(1)	Percent of class(1)
Common Stock	Oscar Brito	802,000,000	94.7%
	Alexander Victor Batallés	----	----
Directors and Executive officers as a group (2 persons) (1)		802,000,000	94.7%

(1)      Based upon 846,555,925 shares of Common Stock outstanding as of December 31, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None of our directors or executive officers or their respective immediate family members or affiliates is indebted to us. As of the date of this report, there is no material proceeding to which any of our directors, executive officers or affiliates is a party or has a material interest adverse to us.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We were billed $14,500 for FY 2014 and $15,000 for FY 2013, and, for professional services rendered by the principal accountant for the audit of our annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings.

Audit Related Fees

There were $0 in audit related fees for FY 2014 and $0 in audit related fees for FY 2013. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

Tax Fees

Tax fees were $0 for FY 2014, and $0 for FY 2013.

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

3.8	Bylaws. Incorporated by reference to Exhibit 3.9 to Registration Statement on Form S-1, Registration No. 333-166237.
3.9	Certificate of Designation of Series B PIK Convertible Preferred Stock. Filed as Exhibit 3.1 to Current Report on Form 8-K filed by the Registrant on February 20, 2015, and incorporated herein by reference.
10.1	Form of Stock Purchase Agreement. Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1, Registration No. 333-186559.
10.2	Form of Registration Rights Agreement. Incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1, Registration No. 333-186559.
10.3	Exchange Agreement, dated as of August 13, 2012, by and between Registrant and Richard S. Astrom. Incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1, Registration No. 333-186559.
10.4	Promissory Note, dated August 13, 2012, made by the Registrant in favor of Richard S. Astrom. Incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1, Registration No. 333-186559.
10.5	Pledge Agreement, dated August 13, 2012, made by the Registrant in favor of Richard S. Astrom. Incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1, Registration No. 333-186559.
10.6	Promissory Note, dated April 20, 2012, made by Urban Properties, LLC in favor of Oscar Brito. Incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-1, Registration No. 333-186559.
10.7	Assignment of Rights and Obligations between GBS Capital Partners and Urban Properties, LLC, entered into on April 20, 2012. Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Registration Statement on Form S-1, Registration No. 333-186559.
10.8

Letter Agreement, dated March 22, 2013, between GBS Capital Partners and Urban Properties, LLC. Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Registration Statement on Form S-1, Registration No. 333-186559.

10.9

Membership Interest Pledge Agreement, dated April 13, 2012, given by Urban Spaces, Inc. to GBS Capital Partners, Inc. Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Registration Statement on Form S-1, Registration No. 333- 186559.

10.10

Agreement, entered into on February 10, 2012, between Alonso Francisco Van der Biest and Añez y Ana Belén Espinoza de Van der Biest, on the one hand, and Oscar Antonio Brito Rojas, on the other hand. Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to Registration Statement on Form S-1, Registration No. 333-186559.

10.11

Assignment, dated April 20, 2012, from Oscar Brito to Urban Properties, LLC. Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Registration Statement on Form S-1, Registration No. 333-186559

10.12

Subscription Agreement, dated September 11, 2012, between Urban Properties, L.L.C. and GBS Real Estate Fund I, L.L.C. Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Registration Statement on Form S-1, Registration No. 333- 186559.

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

10.16

Agreement by and among Promotora Alon-Bell, C.A., GBS Real Estate Fund I, LLC, and Alimentos Globalia C.A., signed on January 20, 2014. Filed as Exhibit 10.16 to Annual Report of Registrant on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference.

10.17

Contrato de Trabajo, dated as of February 19, 2015, by and between Registrant and Carlos Daniel Silva. Filed as Exhibit 10.1 to Current Report on Form 8-K filed by the Registrant on February 20, 2015, and incorporated herein by reference.

10.18

Exchange Agreement, dated as of February 19, 2015, by and between Registrant and the Exchangers named therein. Filed as Exhibit 10.2 to Current Report on Form 8-K filed by the Registrant on February 20, 2015, and incorporated herein by reference.

10.19

Contrato de Compraventa de Acciones, dated January 13, 2015, by and between MRT Consulting S.A. and the Registrant. Filed as Exhibit 10.1 to Current Report on Form 8-K filed by the Registrant on January 21, 2015, and incorporated herein by reference.

10.20

Convertible Promissory Note, dated January 13, 2015, made by Registrant in favor of MRT Consulting S.A. Filed as Exhibit 10.2 to Current Report on Form 8-K filed by the Registrant on January 21, 2015, and incorporated herein by reference.

10.21	Restricted Stock Plan of the Registrant. Filed as Exhibit 10.2 to Current Report on Form 8-K filed by the Registrant on November 19, 2014, and incorporated herein by reference.
10.22

Award Agreement, dated November 5, 2014, between the Registrant and Oscar Brito. Filed as Exhibit 10.3 to Current Report on Form 8-K filed by the Registrant on November 19, 2014, and incorporated herein by reference.

10.23	Boleto de Compraventa, dated December 5, 2014, by and between the Registrant and GBS Capital Partners. Filed herewith.
21.1	Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21.1 to Amendment No. 2 to Registration Statement on Form S-1, Registration No. 333-186559.
31.1	Certification of the Chief Executive Office of Metrospaces, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of the Principal Financial and Accounting Officer of Metrospaces, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROSPACES, INC.

By: /s/ Carlos Daniel Silva
Name: Carlos Daniel Silva
Title: Chief Executive Officer
Date: April 15, 2015

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Carlos Daniel Silva
Name: Carlos Daniel Silva
Title: Chief Executive Officer, Acting Chief Financial Officer, Director
Date: April 15, 2015

/s/ Oscar Brito
Name: Oscar Brito
Title: Director
Date: April 15, 2015

/s/ Alexander Victor Batallés
Name: Alexander Victor Batallés
Title: Director
Date: April 15, 2015