Form 10-K/A
period 2014-12-31
METROSPACES, INC.
filed 2015-04-22
CIK 1488501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

The number of shares of the registrant’s common stock outstanding as of April 13, 2015, was 2,373,663,945.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY STATEMENT

This amendment to Form 10-K for the fiscal year ended December 31, 2014 is furnished to correct an error on the cover page, which incorrectly stated the date for the number of shares outstanding as April 13, 2014. The statement is now corrected to read "The number of shares of the registrant’s common stock outstanding as of April 13, 2015, was 2,373,663,945." In addition, a note has been eliminated beneath the stock price history table on page 10 because it is no longer relevant. All other information furnished in the Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on April 15, 2015, remains unchanged.

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

10.23

Boleto de Compraventa, dated December 5, 2014, by and between the Registrant and GBS Capital Partners. Filed as Exhibit 10.23 to Annual Report on Form 10-K filed by the Registrant on April 15, 2015, and incorporated herein by reference.

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
Date: April 22, 2015

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Carlos Daniel Silva
Name: Carlos Daniel Silva
Title: Chief Executive Officer, Acting Chief Financial Officer, Director
Date: April 22, 2015

/s/ Oscar Brito
Name: Oscar Brito
Title: Director
Date: April 22, 2015

/s/ Alexander Victor Batallés
Name: Alexander Victor Batallés
Title: Director
Date: April 22, 2015