Form 10-Q
period 2015-03-31
METROSPACES, INC.
filed 2015-05-20
CIK 1488501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

--------------------------------
FORM 10-Q
--------------------------------

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2015

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

As of May 15, 2015, there were 3,783,677,219 shares of the Registrant’s Common Stock outstanding.

METROSPACES, INC.
For the Quarterly Period Ended March 31, 2015

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Metrospaces, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2015	2014

ASSETS
Current assets
Cash	8,426	-
Accounts receivable	268,632	-
Prepaid expenses	117,412	39,010
Total current assets	394,470	39,010

Advance payment for real property	369,991	369,991
Investment in non-consolidated subsidiary	150,000	150,000
Property and equipment	2,662,103	-
Goodwill	1,862,048	-
	5,044,142	519,991

Total assets	5,438,612	559,001

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current liabilities
Bank overdraft payable	-	166
Accounts payable	37,139	-
Accrued expenses	283,466	68,750
Accrued interest - related party	58,215	52,013
Sales deposit	34,046	34,046
Long term debt related party	-	400,000
Notes payable -related parties	16,990	166,590
Convertible note payable related party, net of discount	36,288	39,472
Note payable	10,000	10,000
Convertible note payable, net of discount	32,088	25,056
Current portion of acquisition note, net of discount	833,962	-
Derivative liability	6,042,426	2,645,300
Total current liabilities	7,384,620	3,441,393

Acquisition note, net of discount	1,231,118	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.000001 par value,
8,000,000 shares authorized,
no shares issued and outstanding	-	-
Series B Preferred Stock, $0.000001 par value,
2,000,000 shares authorized, 600,000 shares issued
and outstanding at March 31, 2015	6	-
Common Stock, $0.000001 par value, 5,000,000,000 shares authorized
1,947,663,945 and 846,555,925 shares issued and outstanding
at March 31, 2015 and December 31, 2014, respectively	1,948	847
Additional paid in capital	2,367,770	1,160,693
Accumulated deficit	(5,464,108)	(4,043,932)
Accumulated other comprehensive loss	(82,742)	-
TOTAL STOCKHOLDERS' DEFICIT	(3,177,126)	(2,882,392)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	5,438,612	559,001

The accompanying notes are an integral part of these financial statements.

Metrospaces, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months ended March 31,
	2015	2014

Revenue	245,860	-

Cost of revenue	14,849	-

Gross profit	231,011	-

OPERATING EXPENSES:
General and administrative expenses	37,746	30,572

Total operating expenses	37,746	30,572

Operating income (Loss)	193,265	(30,572)

Other expense (income):
Interest expense	344,977	279,531
Loss on change in fair value of derivative	1,084,217	(9,043)
Loss on extinguishment of debt	184,247	117,509
	1,613,441	387,997

NET LOSS	(1,420,176)	(418,569)

Net loss per common share - basic and diluted	(0.00)	(0.09)

Weighted average of common shares - basic and diluted	1,143,698,101	4,877,207

The accompanying notes are an integral part of these financial statements.

Metrospaces, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2015	2014

Cash flows from operating activities
Net loss	$(1,420,176)	$(418,569)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of imputed interest		7,148
Salary accrued to related party	3,750	3,750
Non-cash interest expense	344,977	272,383
(Gain) loss on change in fair value of derivative	1,084,217	(9,043)
Loss on extinguishment of debt	184,247	117,509
Changes in operating assets and liabilities:
Accounts receivable	(226,379)
Prepaid expenses	2,146	(10,000)
Accounts payable	(16,716)	4,995
Bank overdraft	(166)	-
Accrued expenses	392	2,000

Net cash used in operating activities	(43,708)	(29,827)

Cash flows from investing activities
Cash acquired from acquisition	29,415	-

Net cash provided by financing activities	29,415	-

Cash flows from financing activities
Proceeds from issuance of note payable	42,000	40,000
Repayment of acquisition loan	(25,000)
Proceeds from stockholder loans	400	-

Net cash provided by financing activities	17,400	40,000

Effect of exchange rate on cash	5,319	-

Increase in cash	8,426	10,173

Cash, beginning of period	-	3,179

Cash, end of period	$8,426	$13,352

Supplemental disclosure of cash flow information

Derivative liability recognized as debt discount	$2,761,827	$-

Conversion of convertible debt into common stock	$30,605	$-

Common Stock issued from conversion of convertible debt	$658,184	$-

Preferred stock issued from conversion of debt	$550,000	$-

The accompanying notes are an integral part of these financial statements.

Metrospaces, Inc.
Notes to Consolidated Financial Statements
 March 31, 2015
(Unaudited)

Note 1 –Basis of Presentation and Business

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2015, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on April 15, 2015.

Metrospaces, Inc. (the "Company") was incorporated as “Strata Capital Corporation” on December 10, 2007, under the laws of the State of Delaware. Urban Spaces, Inc. (“Urban Spaces”) was incorporated on April 3, 2012, under the laws of the State of Nevada and thereafter formed Urban Properties LLC, a Delaware limited liability company and its 99.9% owned subsidiary (“UPLLC”). Through Urban Spaces and its subsidiaries, the Company builds, sells and manages condominium properties located in Argentina and Venezuela. On January 13, 2015, the Company acquired all of the outstanding shares of stock of Bodega IKAL, S.A., an Argentine corporation, and Bodega Silva Valent S.A., an Argentine corporation, which collectively own 75 hectares of vineyards, from which they currently sell grapes to local wineries.

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

Business Combinations

The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Long-Lived Assets, Including Goodwill and Other Acquired Intangible Assets

The Company evaluates the recoverability of property and equipment and finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. We have not recorded any significant impairment charge during the years presented.

The Company reviews goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The Company has elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment under Accounting Standards Update (ASU) No. 2011-08, Goodwill and Other (Topic 350): Testing Goodwill for Impairment, issued by the Financial Accounting Standards Board (FASB). If it is determined that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test is performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step would need to be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. As of March 31, 2015, no impairment of goodwill has been identified.

In addition to the recoverability assessment, the Company routinely reviews the remaining estimated useful lives of property and equipment and finite-lived intangible assets. If we reduce the estimated useful life assumption for any asset, the remaining unamortized balance would be amortized or depreciated over the revised estimated useful life.

Revenue Recognition

The Company generally recognizes revenue from grape sales upon delivery to the customer.  The Company does not have any allowance for returns because grapes are accepted upon delivery.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, "Income Taxes." Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

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

The change in the level 3 financial instrument is as follows:

Balance January 1, 2014	$2,645,300

Issued during the year ended	2,761,827
Converted during the year	(448,917)
Change in fair value recognized in operations	1,084,217

Balance December 31, 2014	$6,042,427

The estimated fair value of the derivative instruments were valued using the Black-Scholes option pricing model, using the following assumptions at December 31, 2014:

Estimated Dividends	None

Expected Volatility	493%
Risk free interest rate	.50%
Expected term	.10 to 1.54 years

Convertible Instruments

The Company evaluates and account for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities.”

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

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company hast generated minimal revenues, has a stockholders' deficit of $3,177,126, and a working capital deficit of $6,990,150 as of March 31, 2015. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its shareholders and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company's ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

Note 4 – Acquisition

On January 13, 2015, the Company acquired all of the outstanding shares of common stock of Bodega IKAL, S.A. and all of the outstanding shares of common stock of Bodega Silva Valent S.A., both of which are Argentine corporations which collectively own 75 hectares of vineyards that produce grapes that they sell to local wineries. The consideration for these shares was a convertible promissory note in the principal amount of $4,500,000. The acquisitions have been recorded in accordance with the acquisition method of accounting and have included the financial results of the acquired companies from the date of acquisition. Pro forma historical results of operations have not been presented because they are not material to the consolidated statement of operations.

The Company has estimated the fair value assets acquired and liabilities assumed as part of the acquisition and is currently undergoing a formal valuation and will adjust these estimates accordingly within the one year measurement period.

The following table summarizes the estimated fair values assigned to the assets acquired and liabilities assumed:

Current assets	$152,215
Current liabilities	(264,264)
Land	2,250,000
Equipment	500,000
Net Assets Acquired	2,637,951
Goodwill	1,862,049

Consideration	4,500,000

Note 5 – Advance payment for Real Property

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

On December 5, 2014, the Company entered into an agreement with GBS to return 4 of the 9 loft-type condominium units in exchange for $350,000 of the debt. The Value assigned to the units returned was $295,993, which after the exchange of the debt, resulted in a gain of $54,007, which has been recorded as an equity transaction with related parties. The remaining 5 units will be offered for sale upon their acquisition.

Note 6 – Investment in non-consolidated subsidiary

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

Note 7 – Long Term Debt – Related Party

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

Note 8 – Notes Payable – Related Parties

Notes Payable – related party

(a)

A $150,000 promissory note payable to a shareholder of the Company incurred for the transfer of an option to purchase the outstanding shares of Promotora Alon-Bell, C.A. (see Note 4), which was due April 20, 2014, and bears interest at the rate of 11% per annum. Interest expense for the year ended December 31, 2014, charged to the statement of operations was $16,500. Accrued interest of $45,375 on this note is included in accrued interest on the accompanying balance sheet. See Note 14.

On February 19, 2015 the company exchanged the $150,000 of debt in exchange for 150,000 shares of newly designated shares of series B preferred stock.

(b)

During the period from the inception of Urban Spaces (April 3, 2012) through December 31, 2014, a stockholder of the Company paid operating expenses of the Company in the amount of $16,990. These amounts were recorded as a loan payable, bearing no interest and due on demand.

Convertible Note Payable – related party

On February 19, 2014, the Company issued a convertible promissory note in the amount of $260,000 in exchange for a previously issued note of $260,000 to the prior president and sole director of the Company. The new note bears interest at a rate of 0.30% per annum and matured February 19, 2015. The note was further amended on July 11, 2014 to change the conversion feature and is now convertible into shares of the Company’s common stock at a price per share of 2.5% of the current market price of the Company’s common stock, as defined in the agreement. Since the issuance of the note, the holder has converted $223,712 of principal into shares of common stock. The remaining principal balance of the note at March 31, 2015, was $36,288. The Company has determined that the conversion feature embedded in the notes constitutes a derivative and has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt, on the accompanying balance sheet, and revalued to fair market value at each reporting period.

Note 9 – Acquisition note payable

In connection with the acquisition referred to in note 3, the Company issued a convertible promissory note in the principal amount of $4,500,000. The note is payable in 10 equal monthly installments of $450,000 commencing February 13, 2016, and every month thereafter until the balance is paid in full on November 13, 2016. The note bears interest at the rate of 0.41% per annum prior to default. After an event of default, as defined in the agreement, the note shall bear interest at a floating rate of interest which shall be five (5) percentage points over the rate of interest announced from time to time by Citibank, N.A. as the rate of interest that it charges to its most creditworthy commercial customers. The note is convertible at, at any time at the option of the holder, into shares of the Company at a conversion rate equal to the average of the daily closing price of the Company’s common stock for the five consecutive trading days immediately prior to conversion. The note is subject to customary anti-dilution protection in the case of stock dividends, stock splits, reverse splits, reorganizations and recapitalizations and subject to full ratchet protection in the case of any issuance of rights, warrants, or options at a price less than the then effective conversion price of the note. The Company has determined that the conversion feature embedded in the note constitute a derivative and have been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt or a charge to interest expense where the derivative exceeds the carrying value of the note, on the accompany balance sheet, and revalued to fair market value at each reporting period. The note is presented net of a discount of $2,409,920 on the accompanying balance sheet. During the three months ended March 31, 2015, the Company made principal payments aggregating $25,000.

Note 10 – Notes Payable

On August 28, 2013, the Company received a $10,000 bridge loan from a non related party. The loan bears interest at 15% per annum and matured on February 14, 2014. The loan remains past due and the Company has continued to accrue interest on the note until an agreement with the lender for repayment has been reached.

Note 11 – Convertible Note Payable

On February 25, 2014, the Company entered into a convertible note agreement in the principal amount of $40,000 with an unrelated third party, and an additional $42,000 on February 10, 2015. These notes bear interest at 8% per annum and are convertible into shares of the Company’s common stock at the option of the holder at a purchase price equal to 58% of the lowest closing bid price of the Company’s common stock for fifteen prior trading days upon which a notice of conversion is received by the Company. The note matures on February 10, 2016, but may be redeemed by the Company for a) an amount equal to 125% of the unpaid principal if redeemed within the first 90 days of the note, b) an amount equal to 140% of the unpaid principal if redeemed after the 91st day but before the 151st day of the note, or c) an amount equal to 150% of the unpaid principal if redeemed after the 151st day but before the 180th day of the note. The note may not be redeemed by the Company after 180 days. Since the inception of the note $30,000 of principal of the note was converted into shares of common stock according to the terms of the convertible instrument. The remaining principal balance of the note at December 31, 2014, was $52,000. The Company has determined that the conversion feature embedded in the notes constitutes a derivative and has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt, on the accompany balance sheet, and revalued to fair market value at each reporting period. The note is presented net of a discount of $19,912 on the accompanying balance sheet.

Note 12 – Related Party Transactions

A stockholder is a 33% partner in GBS Capital Partners (see Note 4), the entity from which the Company acquired the deposit of nine condominium units.

The stockholder referred to above is entitled to receive a monthly salary of $1,250. The salary has not been paid and the Company has accrued an amount of $3,750 for the three months ended March 31, 2015 and 2014. The Company has accrued an aggregate amount of $45,000 since inception which is reflected in accrued expenses in the accompanying balance sheet at March 31, 2015.

See notes 4 and 6 regarding the assignment of the right to acquire 9 condominium units from an entity in which this stockholder of the Company has an interest.

Note 13 – Income Taxes

As of March 31, 2015, the Company had approximately $630,000 of federal and state net operating loss carryovers ("NOLs") which begin to expire in 2032. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

Note 14 – Stockholders Equity

On October 31, 2014, the board of directors approved an amendment to the Company’s Certificate of Incorporation, as amended, to effect a 1-for-500 reverse stock split of the issued and outstanding common stock. All relevant information relating to numbers of shares and per share information have been retrospectively adjusted to reflect the reverse stock split for all periods presented.

During the three months ended March 31, 2015, $9,105 of principal of the convertible note payable to a related party referred to in note 7 was converted into 1,076,300,000 shares of common stock according to the terms of the convertible instrument.

During the three months ended March 31, 2015, $21,500 of principal of the convertible note payable referred to in note 9 was converted into 24,808,020 shares of common stock according to the terms of the convertible instrument.

On February 19, 2015, the Company exchanged the $400,000 of debt to GBS referred to in note 9 for 400,000 shares of Series B Preferred Stock and the $150,000 of debt to the stockholder referred to in note 7 for 150,000 shares of such Preferred Stock.

Note 15 – Stock-Based Compensation

On November 4, 2014, the Board of Directors adopted the Metrospaces, Inc. Restricted Stock Plan. The plan is administered by the board's compensation committee. Also on November 4, 2014, the compensation committee granted an award of 800,000,000 shares under the plan to Oscar Brito, who was then the Company’s principal executive officer and a director. The shares awarded shall vest as follows:

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

As of March 31, 2015, none of the award have vested and no compensation cost has been recorded in the Company’s financial statements. Based on the $.0001 per share closing price of the Company’s common stock on March 31, 2015, there was approximately $800,000 of unrecognized compensation cost related to these non-vested restricted shares outstanding.

Note 16 – Subsequent Events

Management has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued.

After March 31, 2015, the Company issued 1,746,013,274 shares of common stock, of which 150,000,000 shares were issued as consideration under service contracts and 1,596,013,274 shares were issued upon conversion of convertible notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

General

We acquire land and design, build, develop and resell condominiums on it, principally in urban areas in Latin America, alone or together with investors; we are also acquiring condominiums that are under construction for resale, but do not intend to conduct business in this manner after these condominiums have been sold. We sell condominiums at different prices, depending principally on their location, size and level of options and amenities to customers who are able to make substantial payments upon signing purchase agreements and at agreed time as construction progresses. Our current projects are located in Buenos Aires, Argentina, and Caracas, Venezuela. One of these projects is nearing completion, one is in the construction stage, and one is in the planning stage. We are considering projects in Peru and Colombia, but have taken no measures to implement them. We market directly with our own sales force by personal contact, through real estate brokers and agents and internet websites. We will also manage these condominiums for customers who wish to lease them on a long- or short-term basis. The Company’s operating subsidiary, Urban Spaces, Inc., a Nevada corporation (“Urban Spaces”), which the Company acquired on August 13, 2012, commenced operations on April 3, 2012. Through two Argentinian companies collectively called “IKAL,” which we acquired on January 13, 2015, we operate vineyards and plan to develop a hotel and time share villas.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2015
AS COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2014

Revenues

We had revenues of $245,860 for the three months ended March 31, 2015, as compared with no revenues for the three months ended March 31, 2014. Revenues increased in the later period from sales of grapes from the annual IKAL grape harvest.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2015, were $37,346, of which $3,750 was for salary and most of the remainder for administrative costs, transfer agent fees and accounting fees. General and administrative expenses for the three months ended March 31, 2014, were $30,572, of which $3,750 was for salary and most of the remainder for administrative costs, transfer agent fees and accounting fees. General and administrative expenses increased for the three months ended March 31, 2015, principally due to expenses in connection with the 2015 Ikal grape harvest.

Gain/Loss from Operations

We had a gain from operations of $193,265 for the three month period ended March 31, 2015, as compared with an operating loss of $30,572 for the three month period ended March 31, 2014. The difference between these periods was due to the increase in revenues described above.

Other Expense

Interest

During the three month period ended March 31, 2015, we incurred interest of $345,153.

Loss on change in fair value of derivative

During the three month period ended March 31, 2015, we incurred a loss on change in fair value of derivative of $1,084,217, compared to a gain of $9,043 for the three month period ended March 31, 2014.

Gain on extinguishment of debt

During the three month period ended March 31, 2015, we incurred a loss on extinguishment of debt of $184,217, compared to a gain of $117,509 for the three month period ended March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Our net loss for the three months ended at March 31, 2015, was $1,420,176 and our accumulated deficit at that date was $5,464,108. We had cash at that date of $8,246 and accounts receivable of $268,632. We financed our operations during this period through a loan of $40,000 from a third party and a shareholder loan of $500. During the three-month period then ended, Mr. Oscar Brito, our president, earned $3,750 in salary from Urban Spaces. We were unable to pay this obligation and it has been accrued in our financial statements. We will be able to pay this obligation only from revenues from our operations and/or financing. Given our current financial condition and prospects, we can give no assurance as to whether or when we will be able to do so.

Net cash used in operating activities for the three months ended March 31, 2015, was $43,708, resulting principally from a net loss of $1,420,176, offset by a $1,084,217 gain on fair value of derivative, as compared with net cash used in operating activities $29,827 for the three months ended March 31, 2014.

Net cash provided by financing activities for the three months ended March 31, 2015, was $17,400, as compared with $40,000 for the three months ended March 31, 2014.

Cash Requirements

At March 31, 2015, we had a stockholders’ deficit of $3,177,126. The report of our independent registered public accounting firm on our audited financial statements at December 31, 2014, contains a paragraph regarding doubt as to our ability to continue as a going concern. We do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business.

The Company believes that it will require approximately $2,000,000 million to fund its operations for the next 12 months. The Company plans to fund its activities, including those of Urban Spaces, during the balance of 2015 and beyond through the sale of debt or equity securities, preconstruction sales of condominiums and/or deposits on condominium units sold after construction of a project commences but before these units are delivered. The ability of the Company to obtain funding from pension funds in Argentina has been restricted by the recent nationalization of the largest Argentine pension funds. The Company believes that it will be able to obtain funding for its projects from other private lenders, but can give no assurance that it will be successful in so doing or that such financing, if available, will be on acceptable terms.

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

On August 13, 2012, the Company issued a promissory note payable to Richard S. Astrom in the principal amount of $260,000. This promissory note was due on August 13, 2013, bore interest at the rate of 0.24% per annum and was secured by a Pledge Agreement, dated as of August 13, 2012, between the Company and Mr. Astrom, under which the Company pledged the shares of Urban Spaces to Mr. Astrom. The maturity of the promissory note was extended to April 14, 2014. Through a series of exchanges and after several conversions, that note was replaced by a convertible promissory note dated May 1, 2014, and amended on July 11, 2014 in the original principal amount of $66,944.04. The principal and interest of this note are convertible at 2.5% of Current Market Value, as that term is defined therein. Because of conversions, the principal amount is now $28,273. The Pledge Agreement has been terminated.

While the Company is not in default under the above mentioned convertible promissory note, it does not presently have funds available to pay it. The amount of the funds required for the Company to pay the promissory note to Mr. Astrom is included in the $2,000,000 that the Company will require to fund its operations for the next 12 months. The Company plans to obtain such funds through the sale of debt or equity securities and from any profits that it receives from the Chacabuco project, rather than from preconstruction sales of condominiums and/or deposits on condominium units sold after construction of its other projects commence but before these units are delivered. In the event that we are unable to pay Mr. Astrom when required to do so, we intend to ask for further extensions of the due date, but Mr. Astrom is not obligated to do so. Further, the Company has no information as to whether or on what terms any such extension would be granted.

On April 13, 2012, UPLLC entered into an agreement with GBS under which GBS assigned to UPLLC the right to receive 9 condominium units being constructed in Buenos Aires and UPLLC agreed to pay $750,000 to GBS for these units. The obligation of UPLLC to pay GBS was secured by a Pledge Agreement, dated April 13, 2012, between Urban Spaces and GBS, under which Urban Spaces pledged its membership interests in UPLLC to GBS. Installments of $350,000 and $400,000 were due under this agreement on April 15, 2013, and April 15, 2014, respectively. Because the units were not timely delivered, the parties agreed that these dates would be extended to October 15, 2013, and 2014, respectively and that the new dates would be further extended by the number of days after May 30, 2013, that elapse until delivery. As of the date of this report, the units have not been delivered and the date on which these payments will be due is not ascertainable; if the units were delivered on May 30, 2014, for example, these payments would be due on October 15, 2014, and 2015, respectively. As indicated above, during 2014, the amount of this obligation was reduced to $400,000 and on February 19, 2015, this indebtedness was exchanged for 400,000 shares of our Series B Convertible PIK Preferred Stock. As a result, of the exchange, we no longer are indebted to GBS and the pledge of units in UPLLC is no longer effective.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were not effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by our company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was not effective as of March 31, 2015. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of March 31, 2015:

  We have difficulty in accounting for complex accounting transactions particularly in relation to complex equity transactions.
  Documented processes do not exist for several key processes.

Because of the material weaknesses noted above, we have concluded that we did not maintain effective internal control over financial reporting as of March 31, 2015, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by COSO.

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

METROSPACES, INC.	May 20, 2015

By: /s/ Carlos Daniel Silva
       Carlos Daniel Silva
       Principal executive officer; Director;
       Acting principal accounting officer;
       Acting principal financial officer