Form 10-Q
period 2015-06-30
METROSPACES, INC.
filed 2015-08-19
CIK 1488501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
--------------------------------
FORM 10-Q
--------------------------------

(Mark One)

[ X ]   QUARTERLYREPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2015

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from __________ to _________ Commission file number: 001-36220

METROSPACES, INC.
(Exact name of registrant as specified in its charter)

Delaware	90-0817201
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

888 Brickell Key Dr., Unit1102, Miami, FL	33131
(Address of principal executive offices)	(zip code)

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

APPLICABLE ONLYTO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURINGTHE PRECEDINGFIVE YEARS

Check whether the registrant filed all documents and reports required by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court Yes [  ]  No [  ]

APPLICABLE ONLYTO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 31, 2015, there were 4,083,677,219 shares of the Registrant’s Common Stock outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Metrospaces, Inc.
Consolidated Balance Sheets
 (Unaudited)

	June 30,	December 31,
	2015	2014

ASSETS
Current Assets
Cash and cash equivalents	$72,054	$-
Accounts receivable	233,354	-
Inventory	15,896	-
Prepaid and other current assets	102,928	39,010
Total Current Assets	424,232	39,010

Advance payment for real property	369,991	369,991
Investment in non-consolidated subsidiary	150,000	150,000
Property and equipment, net	2,720,367	-
Goodwill	1,862,048	-

TOTAL ASSETS	$5,526,638	$559,001

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank overdraft payable	-	166
Accounts payable	122,753	-
Accrued expenses	344,041	68,750
Accrued interest	61,173	52,013
Sales deposit	34,046	34,046
Long term debt related party	-	400,000
Notes payable - related parties	16,990	166,590
Convertible notes payable related party, net of discount	26,528	39,472
Note payable	10,000	10,000
Convertible notes payable, net of discount	54,624	25,056
Derivative liability	6,283,301	2,645,300
Total Current Liabilities	6,953,456	3,441,393

TOTAL LIABILITIES	$6,953,456	$3,441,393

Stockholders' Deficit
Preferred stock, $0.000001 par value, 8,000,000 shares authorized	-	-
Series B Preferred Stock, $0.000001 par value, 2,000,000 shares authorized, 1,200,000 shares issued	1	-
Series C Preferred Stock, $0.000001 par value, 100,000 shares authorized, 100,000 shares issued	0	-
Common Stock, $0.000001 par value, 5,000,000,000 shares authorized 4,083,677,219 and 846,555,925 shares issued and outstanding	4,084	847
Additional paid in capital	6,153,575	1,160,693
Accumulated other comprehensive loss	(30,409)	-
Accumulated deficit	(7,554,070)	(4,043,932)
Total Stockholders' Deficit	(1,426,818)	(2,882,392)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,526,638	$559,001

The accompanying notes are an integral part of these financial statements.

Metrospaces, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue	$67,461	$-	$313,321	$-
Cost of revenue	95,597	-	110,446	-
Gross profit	(28,136)	-	202,875	-

Operating Expenses
General and administrative expenses	172,654	28,704	210,400	59,276
Total operating expenses	172,654	28,704	210,400	59,276

Operating Loss	(200,790)	(28,704)	(7,525)	(59,276)

Other Income (expense)
Interest expense	(8,292,567)	(51,906)	(8,637,544)	(331,437)
Gain (loss) on change in fair value of derivative	4,647,509	(32,069)	3,563,292	(23,026)
Gain (loss) on extinguishment of debt	1,841,928	-	1,657,681	(117,509)
Total other income (expense)	(1,803,130)	(83,975)	(3,416,571)	(471,972)

Net Loss	$(2,003,920)	$(112,679)	$(3,424,096)	$(531,248)

Preferred stock dividend	(86,042)	-	(86,042)	-

Net Loss to common stockholder	$(2,089,962)	$(112,679)	$(3,510,138)	$(531,248)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average of common shares - basic and diluted	3,314,219,525	2,565,233,149	2,256,343,895	2,502,622,038

The accompanying notes are an integral part of these financial statements.

Metrospaces, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,424,096)	$(531,248)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Amortization of imputed interest	-	7,148
Stock-based compensation	79,000	-
Interest accrued to related party	-	8,250
Payment of expenses by issuances of convertible notes	64,736	-
Salary accrued to related party	3,000	7,500
Non-cash interest expense	8,638,610	314,943
(Gain) loss on change in fair value of derivative	(3,563,292)	23,026
(Gain) loss on extinguishment of debt	(1,657,681)	117,509
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(191,101)	-
Inventory	(15,896)
Prepaid expenses and other assets	16,630	(10,000)
Increase (decrease) in operating liabilities:
Accounts payable	69,063	4,995
Accrued expenses	(24,325)	14,818
Net Cash Used in Operating Activities	(5,352)	(43,059)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from acquisition	29,415	-
Net Cash provided by Investing Activities	29,415	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	(166)	-
Proceeds from issuance of note payable	107,000	40,000
Repayment of acquisition loan	(56,100)	-
Proceeds from issuance of stock	400	-
Net Cash Provided By Financing Activities	51,134	40,000

Effect of exchange rate on cash	(3,143)	-

Net increase (decrease) in cash and cash equivalents	72,054	(3,059)
Cash and cash equivalents, beginning of period	-	3,179
Cash and cash equivalents, end of period	$72,054	$120

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Derivative liability recognized as interest	$7,913,857	$-
Derivative liability recognized as debt discount	$2,891,563	$300,000
Conversion of convertible debt into common stock	$31,500	$-
Conversion of convertible debt related party into common stock	$18,865	$107,640
Conversion of convertible debt into series C preferred stock	$3,412,064	$-
Common Stock issued from conversion of convertible debt	$955,057	$-
Series B preferred stock issued from conversion of debt	$550,000	$-
Series C preferred stock issued from conversion of debt	$4,443,900	$-

The accompanying notes are an integral part of these financial statements.

Metrospaces, Inc.
Notes to Consolidated Financial Statements
 June 30, 2015
(Unaudited)

Note 1 –Basis of Presentation and Business

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2015, and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2014 filed with the SEC on April 22, 2015.

Metrospaces, Inc. (the "Company") was incorporated as “Strata Capital Corporation” on December 10, 2007, under the laws of the State of Delaware. Urban Spaces, Inc. (“Urban Spaces”) was incorporated on April 3, 2012, under the laws of the State of Nevada and thereafter formed Urban Properties LLC, a Delaware limited liability company and its 99.9% owned subsidiary (“UPLLC”). Through Urban Spaces and its subsidiaries, the Company builds, sells and manages condominium properties located in Argentina and Venezuela. On January 13, 2015, the Company acquired all of the outstanding shares of stock of Bodega IKAL, S.A., an Argentine corporation (“IKAL”), and Bodega Silva Valent S.A., an Argentine corporation which collectively own 75-hectares of vineyards, from which they currently sell grapes to local wineries.

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

Business Combinations

The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology and trade names from a market participant perspective, useful lives and discount rates.

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

The Company reviews goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The Company has elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment under Accounting Standards Update (ASU) No. 2011-08, Goodwill and Other (Topic 350): Testing Goodwill for Impairment, issued by the Financial Accounting Standards Board (FASB). If it is determined that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test is performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step would need to be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. As of June 30, 2015, no impairment of goodwill has been identified.

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

Fair Value Measurement

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures,” which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

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

The change in the level 3 financial instrument is as follows:

Balance December 31, 2014	$2,645,300

Issued during the year ended	10,805,420
Converted during the year	(3,604,127)
Change in fair value recognized in operations	(3,563,292)

Balance June 30, 2015	$6,283,301

The estimated fair value of the derivative instruments were valued using the Black-Scholes option pricing model, using the following assumptions at June 30, 2015:

Estimated Dividends	None
Expected Volatility	527%
Risk free interest rate	0.13 to 0.38%
Expected term	0.10 to 1.29years

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

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues, has an accumulated deficit of $7,554,070 and has a working capital deficit of $6,529,224 as of June 30, 2015. The continuation of the Company as a going concern is dependent upon, among other things, continued financial support from its shareholders and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company's ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

Note 4 – Acquisition

On January 13, 2015, the Company acquired all of the outstanding shares of common stock of Bodega IKAL, S.A., and all of the outstanding shares of common stock of Bodega Silva Valent S.A., both of which are Argentine corporations which collectively own 75 hectares vineyards that produce grapes that they sell to local wineries. The consideration for these shares was a convertible promissory note in the principal amount of $4,500,000. The acquisitions have been recorded in accordance with the acquisition method of accounting and have included the financial results of the acquired companies from the date of acquisition. Pro forma historical results of operations have not been presented because they are not material to the consolidated statement of operations.

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

Note 5 – Advance payment for Real Property

The Company purchased from GBS Capital Partners, Inc. ("GBS"), a related party, the right to receive 9 loft-type condominium units from their builder upon the completion of these units (See note 12). As consideration for this purchase, the Company agreed to pay $750,000 to GBS, without interest (See note 7). The Company has imputed interest on this obligation at the rate of 8% per annum and has recorded the advance payment net of such imputed interest at a cost of $665,984.

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

Note 6 – Investment in non-consolidated subsidiary

On December 3, 2012, UPLLC assigned to GBS Fund I, LLC, a Florida limited liability company (the “Fund”), UPLLC’s rights to acquire all of the outstanding shares of Promotora Alon-Bell, C.A., a Venezuelan corporation which owns vacant land located in Venezuela upon which a condominium project is to be constructed. UPLLC had acquired such rights from a stockholder of the Company in exchange for a promissory note in the principal amount of $150,000. (See note 8.) This stockholder had acquired his rights to acquire these shares under an agreement with their holders, pursuant to which he paid them $150,000 in cash. This investment, which represents an interest of 26.32% in the Fund, is being accounted for under the equity method of accounting. The Fund acquired the shares in Promotora Alon-Bell, C.A. on December 16, 2012. The Company has not recognized any gain or loss from its investment since the subsidiary has not yet commenced any operations.

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

On February 19, 2015, the Company exchanged the remaining $400,000 of debt to GBS in exchange for 450,000 shares of newly designated shares of Series B Preferred Stock.

Note 8 – Notes Payable – Related Parties

Notes Payable – related party

(a)	A $150,000 promissory note payable to a shareholder of the Company incurred for the transfer of an option to purchase the outstanding shares of Promotora Alon-Bell, C.A. (See Note 6), which was due April 20, 2014, and bears interest at the rate of 11% per annum. Interest expense for the year ended December 31, 2014, charged to the statement of operations was $16,500. Accrued interest of $45,375 on this note is included in accrued interest on the accompanying balance sheet. See Note 14.

On February 19, 2015, the Company exchanged the $150,000 of debt in exchange for 150,000 shares of newly designated shares of series B preferred stock.

(b)	During the period from the inception of Urban Spaces (April 3, 2012) through December 31, 2014, a stockholder of the Company paid operating expenses of the Company in the amount of $16,990. These amounts were recorded as a loan payable, bearing no interest and due on demand.

Convertible Note Payable – related party

On February 19, 2014, the Company issued a convertible promissory note in the amount of $260,000 in exchange for a previously issued note of $260,000 to the prior president and sole director of the Company. The new note bears interest at a rate of 0.30% per annum and matured February 19, 2015. The note was further amended on July 11, 2014 to change the conversion feature and is now convertible into shares of the Company’s common stock at a price per share of 2.5% of the current market price of the Company’s common stock, as defined in the agreement. Since the issuance of the note, the holder has converted $233,472 of principal into shares of common stock. The remaining principal balance of the note at June 30, 2015 was $26,528. The Company has determined that the conversion feature embedded in the notes constitutes a derivative and has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt, on the accompanying balance sheet, and revalued to fair market value at each reporting period.

Note 9 – Acquisition note payable

In connection with the acquisition referred to in note 4, the Company issued a convertible promissory note in the principal amount of $4,500,000. The note was convertible at, at any time at the option of the holder, into shares of Common Stock, as provided therein. The Company has determined that the conversion feature embedded in the note constituted a derivative and it has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt or a charge to interest expense where the derivative exceeds the carrying value of the note, on the accompany balance sheet, and revalued to fair market value at each reporting period. During the six months ended June 30, 2015, the Company made principal payments aggregating $56,100. On May 29, 2015, the Company exchanged the unpaid $4,443,900 of the note for 100,000 shares of newly designated shares of Series C Preferred Stock.

Note 10 – Notes Payable

On August 28, 2013, the Company received a $10,000 bridge loan from a non related party. The loan bears interest at 15% per annum and matured on February 14, 2014. The loan remains past due and the Company has continued to accrue interest on the note until an agreement with the lender for repayment has been reached.

Note 11 – Convertible Note Payable

At June 30, 2015 and December 31, 2014, convertible notes payable consisted of the following:

	June 30,	December 31,
	2015	2014
	(Unaudited)
On February 25, 2014, the Company entered into a Convertible Note Agreement in the principal amount of $40,000 with an unrelated third party. The note bears interest at 8% per annum and is convertible into shares of the Company’s common stock at the option of the holder at a purchase price equal to 58% of the lowest closing bid price of the Company’s common stock for fifteen prior trading days upon which a notice of conversion is received by the Company. The note matures on February 25, 2015, but may be redeemed by the Company for a) an amount equal to 125% of the unpaid principal if redeemed within the first 90 days of the note, b) an amount equal to 140% of the unpaid principal if redeemed after the 91st day but before the 151st day of the note, or c) an amount equal to 150% of the unpaid principal if redeemed after the 151st day but before the 180th day of the note. The note may not be redeemed by the Company after 180 days.  The note has been discounted by its beneficial conversion feature of $6,444 at December 31, 2014. As at June 30, 2015, convertible note of $40,000 was converted and no discount remained.
	$-	$25,056

On February 25, 2014, the Company entered into a Convertible Note Agreement in the principal amount of $40,000 with an unrelated third party and an additional $42,000 on February 10, 2015.  The notes bears interest at 8% per annum and are convertible into shares of the Company’s common stock at the option of the holder at a purchase price equal to 58% of the lowest closing bid price of the Company’s common stock for fifteen prior trading days upon which a notice of conversion is received by the Company.  The note matures on February 10, 2016, but may be redeemed by the Company for a) an amount equal to 125% of the unpaid principal if redeemed within the first 90 days of the note, b) an amount equal to 140% of the unpaid principal if redeemed after the 91st day but before the 151st day of the note, or c) an amount equal to 150% of the unpaid principal if redeemed after the 151st day but before the 180th day of the note. The note may not be redeemed by the Company after 180 days. Since the inception of the note $30,000 of principal of the note was converted into shares of common stock according to the terms of the convertible instrument. The note has been discounted by its beneficial conversion feature of $28,669 at June 30, 2015. As at June 30, 2015, discount of $13,331 remained.
	$28,669	$-

On March 23 2015, the Company entered into a Convertible Note Agreement in the principal amount of $29,000 with an unrelated third party and an additional $37,000 on April 8, $21,936 on April 17, $9,800 on April 29, 2015. The notes bears interest at 10% per annum and are convertible into shares of the Company’s common stock at the option of the holder at a purchase price equal to 2.5% of the current market price which is the average of the daily closing price for a share of common stock for the three consecutive trading days ending on the trading day immediately prior to the day on which a conversion notice is delivered. The note matures on the date which is one year after the agreement date. The note has been discounted by its beneficial conversion feature of $7,945 at June 30, 2015. As at June 30, 2015, discount of $75,077 remained.
	$22,659	$-

On May 8, 2015, the Company entered into a Convertible Note Agreement in the principal amount of $7,000 with an unrelated third party and an additional $25,000 on May 29, 2015.  The notes bears interest at 10% per annum and are convertible into shares of the Company’s common stock at the option of the holder at a purchase price equal to 2.5% of the current market price which is the average of the daily closing price for a share of common stock for the three consecutive trading days ending on the trading day immediately prior to the day on which a conversion notice is delivered. The note matures on the date which is one year after the agreement date. The note has been discounted by its beneficial conversion feature of $1,036 at June 30, 2015. As at June 30, 2015, discount of $28,704 remained.
	$3,296	$

Total	54,624	25,056

The remaining principal balance of the convertible notes at June 30, 2015 was $171,736. The Company has determined that the conversion feature embedded in the notes constitutes a derivative and has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt, on the accompany balance sheet, and revalued to fair market value at each reporting period. The notes are presented net of a discount of $117,112 on the accompanying balance sheet.

Note 12 – Related Party Transactions

A stockholder is a 33% partner in GBS Capital Partners (see Note 5), the entity from which the Company acquired the deposit of nine condominium units.

The stockholder referred to above is entitled to receive a monthly salary of $1,250. The salary of $4,500 and $0 has been paid and the Company has accrued an amount of $3,000 and 7,500 for the six months ended June 30, 2015 and 2014. The Company has accrued an aggregate amount of $46,250 since inception which is reflected in accrued expenses in the accompanying Balance Sheet at June 30, 2015.

On February 19, 2015, the Company issued 600,000 shares of newly designated shares of Series B Preferred Stock to the Company’s executive officer as payment under his employment agreement.

See Notes 5 and 7 regarding the assignment of the right to acquire 9 condominium units from an entity in which a stockholder of the Company has an interest.

Note 13 – Income Taxes

As of June 30, 2015, the Company had approximately $2,870,500 of federal and state net operating loss carryovers ("NOLs") which begin to expire in 2032. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

Note 14 – Stockholders Equity

On October 31, 2014, the board of directors approved an amendment to the Company’s Certificate of Incorporation, as amended, to effect a 1-for-500 reverse stock split on the issued and outstanding common. All relevant information relating to numbers of shares and per share information have been retrospectively adjusted to reflect the reverse stock split for all periods presented.

During the six months ended June 30, 2015, $18,865 of principal of the convertible note payable to a related party referred to in Note 8 was converted into 2,784,300,000 shares of common stock according to the terms of the convertible instrument.

During the six months ended June 30, 2015, $31,500 of principal of the convertible note payable referred to in Note 11 was converted into 212,821,294 shares of common stock according to the terms of the convertible instrument.

During the six months ended June 30, 2015, 240,000,000 shares of common stock were issued as consulting fee valued at approximately $28,760.

On February 19, 2015 the Company exchanged the $400,000 of debt to GBS referred to in Note 7 for 450,000 shares of Series B Preferred Stock and the $150,000 of debt to the Company’s shareholder referred to in note 8 for 150,000 shares of Series B Preferred Stock and issued 600,000 shares of newly designated shares of Series B Preferred Stock to the Company’s executive officer for the $50,000 of compensation.

On May 29, 2015, the Company exchanged the $4,443,900 of Acquisition note payable referred to in Note 9 for 100,000 shares of newly designated shares of Series C Preferred Stock. The Company accounted for the conversion as an extinguishment of debt, whereby it recorded the fair value of the Series C Preferred Stock, based on a third party valuation of the Series C, and recorded the difference between the fair value, the carrying value of the debt (net of discount) and the bifurcated conversion option, which aggregated $1,687,807 and recorded as a gain on extinguishment of debt.

Note 15 – Stock-Based Compensation

On November 4, 2014, the Board of Directors adopted the Metrospaces, Inc. Restricted Stock Plan. The plan is administered by the board’s compensation committee. Also on November 4, 2014, the compensation committee granted an award of 800,000,000 shares under the plan to Oscar Brito, who was then the Company’s principal executive officer and a director. The shares awarded shall vest as follows:

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

As of June 30, 2015 none of the award have vested and no compensation cost has been recorded in the Company’s financial statements. Based on the $.0001 per share closing price of the Company’s common stock on June 30, 2015 there was approximately $800,000 of unrecognized compensation cost related to these non-vested restricted shares outstanding.

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

General

We acquire land and design, build, develop and resell condominiums on it, principally in urban areas in Latin America, alone or together with investors; we are also acquiring condominiums that are under construction for resale, but do not intend to conduct business in this manner after these condominiums have been sold. We sell condominiums at different prices, depending principally on their location, size and level of options and amenities to customers who are able to make substantial payments upon signing purchase agreements and at agreed time as construction progresses. Our current projects are located in Buenos Aires, Argentina, and Caracas, Venezuela. One of these projects is nearing completion one is in the construction stage, and one is in the planning stage. We are considering projects in Peru and Colombia, but have taken no measures to implement them. We market directly with our own sales force by personal contact, through real estate brokers and agents and internet websites. We will also manage these condominiums for customers who wish to lease them on a long- or short-term basis. The Company’s operating subsidiary, Urban Spaces, Inc., a Nevada corporation (“Urban Spaces”), which the Company acquired on August 13, 2012, commenced operations on April 3, 2012. Through two Argentinian companies collectively called “IKAL,” which we acquired on January 13, 2015, we operate vineyards and plan to develop a hotel and time share villas.

Our Common Stock is quoted on OTC Pink under the trading symbol “MSPC.”

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2015

Revenues

We had revenues of $67,461 for the three-month period ended June 30, 2015, versus no revenues for the three-month period ended June 30, 2014. Revenues increased because we recognized revenue from grape sales upon delivery to the customer from the subsidiaries that we acquired on January 13, 2015.

General and Administrative Expenses
General and administrative expenses for the three-month period ended June 30, 2015, were $172,654, compared with $28,704 for the three-month period ended June 30, 2014. These expenses were higher during the later period primarily because of an increase in professional fees due to the acquisition of its subsidiaries, stock-based compensation and the increased expenses of new subsidiaries.
Operating Loss
We had an operating loss of $200,790 for the three-month period ended June 30, 2015, compared with $28,704 for the three-month period ended June 30, 2014, because of the increased expenses related to the acquisition and increased expenses of new subsidiaries are included in the operating expenses.
Other Income (Expense)
We incurred interest expense of $8,292,567 during the three-month period ended June 30, 2015, of which $7,913,857 was resulted from the excess of derivative liability over the face value of convertible notes issued with a bifurcated conversion feature and $375,545 was recognized as amortization of the discounted debt. During the three-month period ended June 30, 2014, we incurred interest of $51,906.
We recognized $4,647,509 as gain on change in fair value of derivative during the three-month period ended June 30, 2015, compared with a loss on change in fair value of derivative of $32,069 during the three-month period ended June 30, 2014.
We recognized $1,803,130 as gain on extinguishment of debt during the three-month period ended June 30, 2015. For the three-month period ended June 30, 2014, we incurred no such gain or loss.

Net Loss
We had a net loss of $2,003,920 for the three-month period ended June 30, 2015, compared with $112,679 for the three-month period ended June 30, 2014.

SIX MONTHS ENDED JUNE 30, 2015

Revenues

We had revenues of $313,321 for the six-month period ended June 30, 2015, versus no revenues for the six-month period ended June 30, 2014. Revenues increased because we recognized revenue from grape sales upon delivery to the customer from the subsidiaries that we acquired on January 13, 2015.

General and Administrative Expenses
General and administrative expenses for the six-month period ended June 30, 2015, were $210,400, compared with $59,276 for the six-month period ended June 30, 2014. These expenses were higher during the later period primarily because of an increase in professional fees due to the acquisition of its subsidiaries, stock-base compensation and the increased expenses of new subsidiaries.
Operating Loss
We had an operating loss of $7,525 for the six-month period ended June 30, 2015, compared with $59,276 for the six-month period ended June 30, 2014, because we generated revenues from grape sales since we acquired our subsidiaries on January 13, 2015.
Other Income (Expense)
We incurred interest expense of $8,637,544 during the six-month period ended June 30, 2015, of which $7,913,857 was resulted from the excess of derivative liability over the face value of convertible notes issued with a bifurcated conversion feature $712,320 was recognized as amortization of the discount. During the six-month period ended June 30, 2014, we incurred interest of $331,437.
We recognized $3,563,292 as gain on change in fair value of derivative during the six-month period ended June 30, 2015, compared with a loss on change in fair value of derivative of $23,026 during the three-month period ended June 30, 2014.
We recognized $1,657,681 as gain on extinguishment of debt during the six-month period ended June 30, 2015. For the six-month period ended June 30, 2014, we incurred a loss on extinguishment of debt of $117,509.
Net Loss
We had a net loss of $3,424,096 for the six-month period ended June 30, 2015, compared with a loss of $ for the six-month period ended June 30, 2014.

LIQUIDITYAND CAPITAL RESOURCES

Our net loss for the six months ended June 30, 2015, was $3,424,096 and our accumulated deficit at that date was $7,554,070. We had $72,054 in cash available at that date, as well as accounts receivable of $233,354. We financed our operations during this period principally through loans of $107,000 and $29,415 in cash acquired from acquisition. During the six-month period then ended, Mr. Oscar Brito, our president, earned $7,500 in salary from Urban Spaces. We were unable to pay $3,000 of this obligation and it has been accrued in our financial statements. We will be able to pay our obligations only from revenues from our operations and/or financing. Given our current financial condition and prospects, we can give no assurance as to whether or when we will be able to do so.

Net cash used in operating activities for the six-month period ended June 30, 2015, was $5,352.

Net cash provided by in financing activities for the six-month period ended June 30, 2015, was $51,134.

Cash Requirements

At June 30, 2015, we had a stockholders’ deficit of $1,426,818. The report of our independent registered public accounting firm on our audited financial statements at December 31, 2014, contains a paragraph regarding doubt as to our ability to continue as a going concern. We do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. The Company believes that it will require approximately $1 million to fund its operations for the next 12 months. The Company plans to fund its activities, including those of Urban Spaces, during the balance of 2015 and beyond through the sale of debt or equity securities, preconstruction sales of condominiums and/or deposits on condominium units sold after construction of a project commences but before these units are delivered. The ability of the Company to obtain funding from pension funds in Argentina has been restricted by the recent nationalization of the largest Argentine pension funds. The Company believes that it will be able to obtain funding for its projects from other private lenders, but can give no assurance that it will be successful in so doing or that such financing, if available, will be on acceptable terms.

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

On August 13, 2012, the Company issued a promissory note payable to Richard S. Astrom in the principal amount of $260,000. This promissory note was due on August 13, 2013, bore interest at the rate of 0.24% per annum and was secured by a Pledge Agreement, dated as of August 13, 2012, between the Company and Mr. Astrom, under which the Company pledged the shares of Urban Spaces to Mr. Astrom. The maturity of the promissory note was extended to April 14, 2014, on August 12, 2013, and on February 19, 2014, the promissory note was exchanged for a convertible promissory note which was convertible into shares of Common Stock at a price per share based upon the current market price of the Common Stock. Because of conversions of the principal amount  of the  convertible  promissory  note  into  shares  of Common  Stock,  the  principal amount  was  reduced to $65,901.67. On May 1, 2014, under a Convertible Note Exchange Agreement, this convertible promissory note and the interest accrued thereon was exchanged for another convertible promissory note in the principal amount of $69,944.04, which is convertible into Common Stock at its par value and the pledge agreement was terminated; this convertible promissory note obligates Mr. Astrom to convert the principal amount thereof into Common Stock as quickly as practicable without his becoming an affiliate of the Company. On July 11, 2014, the Convertible Note Exchange Agreement was amended to provide for a conversion price equal to 2.5% of Current Market Value, as that term is defined. As the result of conversions and the forgiveness of $83,516 of indebtedness owed under the Convertible Promissory Note, there is $27,227.62 outstanding thereunder.

On April 13, 2012, UPLLC entered into an agreement with GBS, under which GBS assigned to UPLLC the right to receive 9 condominium units being constructed in Buenos Aires and UPLLC agreed to pay $750,000 to GBS for these units. The obligation of UPLLC to pay GBS is secured by a Pledge Agreement, dated April 13, 2012, between Urban Spaces and GBS, under which Urban Spaces pledged its membership interests in UPLLC to GBS. Installments of $350,000 and $400,000 were due under this agreement on April 15, 2013, and April 15, 2014, respectively. Because the units were not timely delivered, the parties agreed that these dates would be extended to October 15, 2013, and 2014, respectively and that the new dates would be further extended by the number of days after May 30, 2013, that elapse until delivery. The Company eliminated $300,000 of its liability to GBS by selling the right to acquire 4 units to GBS and by the subsequent exchange of $450,000 of indebtedness in respect of the other 5 units for 450,000 shares of its Series B Convertible PIK Preferred Stock.

While  the  Company  is  not  in  default  under the  convertible  promissory  note payable to Mr. Astrom, funds are not available to  pay the amount due; however, since Mr. Astrom is obligated to convert the principal amount of this convertible promissory note into shares of Common Stock, the Company does not expect that it will be required to pay this obligation. The Company plans to obtain such funds through the sale of debt or equity securities rather than from preconstruction sales of condominiums and/or deposits on condominium units sold after construction of its other projects commence but before these units are delivered.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2015. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Acting Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have assessed the effectiveness of those internal controls as of June 30, 2015, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

ITEM 2. UNREGISTERED SALES OF EQUITYSECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (REMOVED AND RESERVED). ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METROSPACES, INC.                                                                                                                                              August 19, 2015

By:   /s/ Oscar Brito
Executive Vice President
(Principal Financial Officer and duly authorized signatory)