Form 10-Q
period 2015-09-30
METROSPACES, INC.
filed 2015-11-23
CIK 1488501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2015
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period from                                                                                                                              to
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
As of November 19, 2015, there were 1,784,461,538 shares of the Registrant’s Common Stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Metrospaces, Inc.
Consolidated Balance Sheets
 (Unaudited)

	September 30,	December 31,
	2015	2014

ASSETS
Current Assets
Cash and cash equivalents	71,999	-
Accounts receivable	59,961	-
Inventory	15,425	-
Prepaid and other current assets	142,347	39,010
Total Current Assets	289,732	39,010

Advance payment for real property	369,891	369,991
Investment in non-consolidated subsidiary	150,000	150,000
Property and equipment, net	2,706,769	-
Goodwill	1,862,048	-

TOTAL ASSETS	5,378,440	559,001

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank overdraft payable	-	166
Accounts payable	95,320	-
Accrued expenses	601,658	68,750
Accrued interest	67,095	52,013
Sales deposit	34,046	34,046
Long term debt related party	-	400,000
Notes payable - related parties	16,990	166,590
Current portion of convertible notes payable, net of discount	75,816	25,056
Convertible notes payable related party, net of discount	29,286	39,472
Note payable	10,000	10,000
Derivative liability	8,058,068	2,645,300
Total Current Liabilities	8,988,279	3,441,393

Convertible notes payable	4,167	-
TOTAL LIABILITIES	8,992,446	3,441,393

Stockholders' Deficit
Preferred stock, $0.000001 par value, 8,000,000 shares authorized	-	-
Series B Preferred Stock, $0.000001 par value, 2,000,000 shares authorized, 1,200,000 shares issued	1	-
Series C Preferred Stock, $0.000001 par value, 100,000 shares authorized, 100,000 shares issued	0	-
Common Stock, $0.000001 par value, 10,000,000,000 shares authorized 5,314,871 and 846,745 shares issued and outstanding	5	847
Additional paid in capital	6,248,274	1,160,693
Stock subscription	20,000	-
Accumulated other comprehensive loss	(32,027)	-
Accumulated deficit	(9,850,259)	(4,043,932)
Total Stockholders' Deficit	(3,614,006)	(2,882,392)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	5,378,440	559,001

The accompanying notes are an integral part of these financial statements.

Metrospaces, Inc.
Consolidated Statement of Operations
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue, net of discounts	$(99,150)	$-	$214,171	$-
Cost of revenue	31,145	-	141,591	-
Gross profit	(130,295)	-	72,580	-

Operating Expenses
General and administrative expenses	124,068	6,573	334,468	65,849
Total operating expenses	124,068	6,573	334,468	65,849

Operating Loss	(254,363)	(6,573)	(261,888)	(65,849)

Other Income (expense)
Interest expense	(2,320,202)	(51,906)	(10,957,746)	(383,343)
Gain (loss) on change in fair value of derivative	487,878	(465,838)	4,051,170	(488,864)
Gain (loss) on extinguishment of debt	35,498	36,410	1,693,179	(81,099)
Total other income (expense)	(1,796,826)	(481,334)	(5,213,397)	(953,306)

Net Loss	$(2,051,189)	$(487,907)	$(5,475,285)	$(1,019,155)

Preferred stock dividend	(245,000)	-	(331,042)	-

Net Loss to common stockholder	$(2,296,189)	$(487,907)	$(5,806,327)	$(1,019,155)

Other comprehensive income (loss)
Foreign currency transaction adjustment	(1,618)	-	(32,027)	-
Comprehensive Loss	$(2,297,807)	$(487,907)	$(5,838,354)	$(1,019,155)

Net loss per common share - basic and diluted	$(0.52)	$(78.93)	$(1.94)	$(184.43)

Weighted average of common shares - basic and diluted	4,432,817	6,181	2,987,258	5,526

The accompanying notes are an integral part of these financial statements.

Metrospaces, Inc.
Consolidated Statements of Cash Flows
 (Unaudited)

	Nine Months Ended
	September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,806,327)	$(1,019,155)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Amortization of imputed interest	-	7,148
Stock-based compensation	119,000	-
Interest accrued to related party	-	12,375
Payment of expenses by issuances of convertible notes	87,976	-
Salary accrued to related party	11,250	11,250
Non-cash interest expense	10,956,842	361,628
(Gain) loss on change in fair value of derivative	(4,051,170)	488,864
(Gain) loss on extinguishment of debt	(1,693,179)	81,099
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(17,708)	-
Inventory	(15,425)	-
Prepaid expenses and other assets	(22,689)	(10,000)
Increase (decrease) in operating liabilities:
Accounts payable	41,630	4,995
Accrued expenses	311,084	18,414
Net Cash Used in Operating Activities	(78,716)	(43,382)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from acquisition	29,415	-
Net Cash provided by Investing Activities	29,415	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	(166)	-
Proceeds from issuance of note payable	166,360	40,000
Repayment of acquisition loan	(56,100)	-
Proceeds from issuance of stock	400	-
Proceeds from stockholder loans	-	500
Net Cash Provided By Financing Activities	110,494	40,500

Effect of exchange rate on cash	10,806	-

Net increase (decrease) in cash and cash equivalents	71,999	(2,882)
Cash and cash equivalents, beginning of period	-	3,179
Cash and cash equivalents, end of period	$71,999	$297

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Derivative liability recognized as interest	$10,199,778	$-
Derivative liability recognized as debt discount	$2,974,163	$300,000
Conversion of convertible debt into common stock	$37,500	$-
Conversion of convertible debt related party into common stock	$14,919	$205,440
Conversion of convertible debt into series C preferred stock	$3,412,064	$-
Common Stock issued from conversion of convertible debt	$1,025,676	$-
Series B preferred stock issued from conversion of debt	$550,000	$-

The accompanying notes are an integral part of these financial statements.

Metrospaces, Inc.
Notes to Consolidated Financial Statements
 September 30, 2015
(Unaudited)

Note 1 – Basis of Presentation and Business

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2015, and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2015, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Amended Annual Report on Form 10-K/A for the year ended December 31, 2014, filed with the SEC on April 22, 2015.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity of three months or less to be cash equivalents.

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

The Company reviews goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The Company has elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment under Accounting Standards Update (ASU) No. 2011-08, Goodwill and Other (Topic 350): Testing Goodwill for Impairment, issued by the Financial Accounting Standards Board (FASB). If it is determined that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test is performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step would need to be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. As of September 30, 2015, no impairment of goodwill has been identified.

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

During the three months ended September 30, 2015, the Company reduced revenues by $99,150 because the price agreement was changed due to market circumstances in Argentina.

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

Level 1 – quoted prices in active markets for identical assets or liabilities
Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The derivative liability in connection with the conversion feature of the convertible debt, classified as a level 3 liability, is the only financial liability measured at fair value on a recurring basis.

The change in the level 3 financial instrument is as follows:

Balance December 31, 2014	$2,645,300

Issued during the nine months ended September 30, 2015	13,173,941
Converted during the nine months ended September 30, 2015	(3,710,003)
Change in fair value recognized in operations	(4,051,170)

Balance September 30, 2015	$8,058,068

The estimated fair value of the derivative instruments were valued using the Black-Scholes option pricing model, using the following assumptions at September 30, 2015:

Estimated Dividends	None
Expected Volatility	266.03% - 831.76%
Risk free interest rate	0.08 - 0.49%
Expected term	0.35 to 1.83 years

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

Foreign Currency Translation

The functional currency of Bodega IKAL, S.A and Bodega Silva Valent S.A. are denominated in Argentine peso. Assets and liabilities of these operations are translated into United States dollar equivalents using the exchange rates in effect at the balance sheet date. Revenues and expenses are translated using the average exchange rates during each period. Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in accumulated other comprehensive income in shareholders’ deficit.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues, has an accumulated deficit of $9,850,259 and has a working capital deficit of $8,702,714 as of September 30, 2015. The continuation of the Company as a going concern is dependent upon, among other things, continued financial support from its shareholders and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

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

Convertible Note Payable – related party

The Company has issued a Convertible Promissory Note, dated May 1, 2014, in the principal amount of $66,944.04 and bearing interest at the rate of 0.33% per annum, to the prior president and sole director of the Company (the “Existing Note”). The Existing Note is subject to and entitled to the benefits of the Convertible Note Exchange Agreement, dated May 1, 2014, between MSPC and prior president and sole director (the “Existing Note Exchange Agreement”), as amended by an Agreement of Amendment and Rescission, dated as of July 11, 2014, by and among the Company, the former officer and director and one of his affiliates. (the “Rescission Agreement”), including, without limitation, its provisions in respect of the conversion of the principal amount thereof and interests thereon into shares of Common Stock. The Existing Note was issued pursuant to the Existing Note Exchange Agreement solely in exchange for a Convertible Promissory Note, dated February 19, 2014, and maturing 1 year later, in the original principal amount of $260,000, the outstanding principal of which and interest accrued thereon at the time of the exchange, was $66,944.04 (the “First Exchange Note”). The Existing Note Exchange Agreement was amended by the Rescission Agreement to increase the conversion price from the par value of the Common Stock ($0.000001 per share), as provided in the Existing Note Exchange Agreement, to 2.5% of its Current Market Value, as that term is defined therein.

The First Exchange Note was acquired by the prior president and sole director pursuant to a Promissory Note Exchange Agreement, dated February 19, 2014, between the Company and him (the “First Exchange Agreement”) solely in exchange for a promissory note, dated August 13, 2012, and maturing one year later, made by the Company and him in the principal amount of $260,000 and bearing interest at the rate of 0.24% per annum, which was amended on August 12, 2013, by a letter agreement between the Company and him (the “Letter Agreement”) to extend its maturity date to April 14, 2014 (as so amended, the “Original Note”).

The prior president and sole director was issued the Original Note pursuant to an Exchange Agreement, dated August 13, 2012 (the “Original Note Exchange Agreement”), under which he surrendered to the Company for cancellation a certificate representing 10,000,000 shares of its Series A Preferred Stock and extinguished $170,146.00 of the Company’s indebtedness to him as consideration for the Original Note.

The Company has determined that the conversion feature embedded in the notes constitutes a derivative and has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt, on the accompanying balance sheet, and revalued to fair market value at each reporting period.

Note 9 – Acquisition note payable

In connection with the acquisition referred to in note 4, the Company issued a convertible promissory note in the principal amount of $4,500,000. The note was convertible at, at any time at the option of the holder, into shares of Common Stock, as provided therein. The Company has determined that the conversion feature embedded in the note constituted a derivative and it has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt or a charge to interest expense where the derivative exceeds the carrying value of the note, on the accompany balance sheet, and revalued to fair market value at each reporting period. During the nine months ended September 30, 2015, the Company made principal payments aggregating $56,100. On May 29, 2015, the Company exchanged the unpaid $4,443,900 of the note for 100,000 shares of newly designated shares of Series C Preferred Stock.

Note 10 – Notes Payable

On August 28, 2013, the Company received a $10,000 bridge loan from a nonrelated party. The loan bears interest at 15% per annum and matured on February 14, 2014. The loan remains past due and the Company has continued to accrue interest on the note until an agreement with the lender for repayment has been reached.

Note 11 – Convertible Note Payable

At September 30, 2015 and December 31, 2014, convertible notes payable consisted of the following:

	September 30,	December 31,
	2015	2014
	(Unaudited)
On February 25, 2014, the Company entered into a Convertible Note Agreement in the principal amount of $40,000 with an unrelated third party. The note bears interest at 8% per annum and is convertible into shares of the Company’s common stock at the option of the holder at a purchase price equal to 58% of the lowest closing bid price of the Company’s common stock for fifteen prior trading days upon which a notice of conversion is received by the Company. The note matures on February 25, 2015, but may be redeemed by the Company for a) an amount equal to 125% of the unpaid principal if redeemed within the first 90 days of the note, b) an amount equal to 140% of the unpaid principal if redeemed after the 91st day but before the 151st day of the note, or c) an amount equal to 150% of the unpaid principal if redeemed after the 151st day but before the 180th day of the note. The note may not be redeemed by the Company after 180 days.  The note has been discounted by its beneficial conversion feature of $6,444 at December 31, 2014. As at September 30, 2015, convertible note of $40,000 was converted and no discount remained.
	$-	$25,056

On February 25, 2014, the Company entered into a Convertible Note Agreement in the principal amount of $40,000 with an unrelated third party and an additional $42,000 on February 10, 2015.  These notes bear interest at 8% per annum and are convertible into shares of the Company’s common stock at the option of the holder at a purchase price equal to 58% of the lowest closing bid price of the Company’s common stock for fifteen prior trading days upon which a notice of conversion is received by the Company.  The note matures on February 10, 2016, but may be redeemed by the Company for a) an amount equal to 125% of the unpaid principal if redeemed within the first 90 days of the note, b) an amount equal to 140% of the unpaid principal if redeemed after the 91st day but before the 151st day of the note, or c) an amount equal to 150% of the unpaid principal if redeemed after the 151st day but before the 180th day of the note. The note may not be redeemed by the Company after 180 days. Since the inception of the note $30,000 of principal of the note was converted into shares of common stock according to the terms of the convertible instrument. On July 23, 2015, the Convertible Note Agreement of remaining principal amount of $42,000 was amended. The note bears interest at 8% per annum and is convertible into shares of the Company’s common stock at the option of the holder at a purchase price equal to 30% multiplied by the average of the lowest closing bid price for the common stock during 30 trading day period ending on the latest complete trading day prior to the conversion date.

On August 20, 2015, $6,000 of the note was converted into 200,000 shares of common stock. As of September 30, 2015, the note is presented net of a discount of $6,551.
	29,449	-

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

On September 23, 2015, the Company entered into an agreement to extend the maturity date of the following notes; $37,000 on April 8, 2015, $21,936 on April 17, 2015, and $9,800 on April 29, 2015. The new maturity date was extended by 1 year from the original maturity date.

During the nine months ended September 30, 2015, $6,000 of the note was converted. As of September 30, 2015, the note is presented net of a discount of $66,052 remained.
	31,684	-

On May 8, 2015, the Company entered into a Convertible Note Agreement in the principal amount of $7,000 with an unrelated third party and an additional $25,000 on May 29, 2015, $10,000 on July 8, 2015, $16,000 on July 28, $8,000 on August 11, 2015, $17,600 on August 25, 2015 and $6,000 on September 24, 2015.  The notes bear interest at 10% per annum and are convertible into shares of the Company’s common stock at the option of the holder at a purchase price equal to 2.5% of the current market price which is the average of the daily closing price for a share of common stock for the three consecutive trading days ending on the trading day immediately prior to the day on which a conversion notice is delivered. The notes mature on the date which is one year after the agreement date.

On September 23, 2015, the Company entered into an agreement to extend the maturity date of the following notes; $7,000 on May 8, 2015, $25,000 on May 29, 2015, $10,000 on July 8, 2015, and $16,000 on July 28. The new maturity date was extended by 1 year from the original maturity date. As of September 30, 2015, the note is presented net of a discount of $74,917.
	14,683

On July 28, 2015, the Company entered into a Convertible Note Agreement in the principal amount of $25,000 with an unrelated third party. The note bears interest at 12% per annum and are convertible into shares of the Company’s common stock at the option of the holder at a purchase price equal to 50% multiplied by the lowest closing bid price for the Common Stock during the 30 trading day period ending on the latest complete trading day prior to the conversion date. The note matures on January 28, 2017. As of September 30, 2015, the note is presented net of a discount of $20,833 remained.	4,167

Total	$79,983	$25,056

Less: current portion of convertible note payable	(75,816)	(25,056)

Long-term convertible note payable	$4,167	$-

The remaining principal balance of the convertible notes at September 30, 2015 was $248,336. The Company has determined that the conversion feature embedded in the notes constitutes a derivative and has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt, on the accompany balance sheet, and revalued to fair market value at each reporting period. The notes are presented net of a discount of $168,353 as of September 30, 2015.

Note 12 – Related Party Transactions

A stockholder is a 33% partner in GBS Capital Partners (see Note 5), the entity from which the Company acquired the deposit of nine condominium units.

The stockholder referred to above is entitled to receive a monthly salary of $1,250. The salary of $5,030 and $0 has been paid and the Company has accrued an amount of $6,220 and $11,250 for the nine months ended September 30, 2015 and 2014. The Company has accrued an aggregate amount of $49,470 since inception which is reflected in accrued expenses in the accompanying Balance Sheet at September 30, 2015.

On February 19, 2015, the Company issued 600,000 shares of newly designated shares of Series B Preferred Stock to the Company’s executive officer as payment under his employment agreement.

See Notes 5 and 7 regarding the assignment of the right to acquire 9 condominium units from an entity in which a stockholder of the Company has an interest.

Note 13 – Income Taxes

As of September 30, 2015, the Company had approximately $3,743,100 of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2032. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

Note 14 – Stockholders Equity

Common stock

The Company is authorized to issue 10,000,000,000 shares of common stock, par value of $0.000001 per share.

On September 11, 2015, the Company amended its Certificate of Incorporation, as amended, to effect a 1-for-1000 reverse stock split of its issued and outstanding shares of common stock. All relevant information relating to numbers of shares and per share information have been retrospectively adjusted to reflect the reverse stock split for all periods presented.

During the nine months ended September 30, 2015, $16,107 of principal of the convertible note payable to a related party referred to in Note 8 was converted into 3,715,300 shares of common stock according to the terms of the convertible instrument.

During the nine months ended September 30, 2015, $31,500 of principal of the convertible note payable referred to in Note 11 was converted into 412,821 shares of common stock according to the terms of the convertible instrument.

During the nine months ended September 30, 2015, 340,000 shares of common stock were issued as consulting fee valued at approximately $28,760.

As of September 30, 2015 and December 31, 2014, respectively, 5,314,871 and 846,745 shares of common stock were issued and outstanding.

Preferred stock

The Company is authorized to issue 8,000,000 shares of preferred stock at a par value of $0.000001 per share in series. As of September 30, 2015 and December 31, 2014, no shares of preferred stock were issued and outstanding.

Series B Preferred stock

The Board of Directors of the Company has designated 2,000,000 shares of preferred stock as Series B PIK Convertible Preferred Stock (“Series B Preferred Stock”).

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

As of September 30, 2015 and December 31, 2014, 1,200,000 and 0 shares of Series B Preferred Stock were issued and outstanding.

Series C Preferred stock

The Board of Directors of the Company has designated 100,000 shares of preferred stock as Series C PIK Convertible Preferred Stock (“Series C Preferred Stock”).

On May 29, 2015, the Company exchanged the unpaid $4,443,900 of acquisition note payable referred to in Note 9 for 100,000 shares of newly designated shares of Series C Preferred Stock. The Company accounted for the conversion as an extinguishment of debt, whereby it recorded the fair value of the Series C Preferred Stock, based on a third party valuation of the Series C, and recorded the difference between the fair value, the carrying value of the debt (net of discount) and the bifurcated conversion option, which aggregated $1,687,807 and recorded as a gain on extinguishment of debt.

As of September 30, 2015 and December 31, 2014, 100,000 and 0 shares of series C preferred stock were issued and outstanding.

Note 15 – Stock-Based Compensation

On November 4, 2014, the Board of Directors adopted the Metrospaces, Inc. Restricted Stock Plan. The plan is administered by the board’s compensation committee. Also on November 4, 2014, the compensation committee granted an award of 800,000 shares of common stock (800,000,000 shares prior to the reverse split referred to in note 14) under the plan to Oscar Brito, who was then the Company’s principal executive officer and a director. The shares awarded shall vest as follows:

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

As of September 30, 2015 none of the award have vested and no compensation cost has been recorded in the Company’s financial statements. Based on the $.0001 per share closing price of the Company’s common stock on September 30, 2015 there was approximately $800,000 of unrecognized compensation cost related to these non-vested restricted shares outstanding.

Note 16 – Subsequent Events

Management has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued and did not have any material recognizable subsequent events, except as follows;

•
On June 4, 2015 the Company has entered into agreements under which it will acquire 60% of the shares of Sociedad Mercantile Inversora Caribe Mar, C.A. (“Carib Mar”) from Oscar Brito, Senior vice president and shareholder of the Company for $500. Carib Mar owns 12.000 square meters of land on Coche Island in the State of Nueva Esparta, Venezuela, on which it plans to build a hotel.

On July 7, 2014, Mr. Brito, acquired 312,500 shares of Caribe Mar, comprising 50% of its shares from LW Proyectos y Construcciones C.A., a Venezuelan corporation (the “LW Shares”), and acquired 62,500 shares of Caribe Mar, comprising 10% of its shares, from Isaias Arturo Medina Meijas.

Mr. Medina held a right of first refusal with respect to the transfer of the LW Shares, which he waived under an agreement, in consideration of a payment of $50,000 in cash and 2,000 shares of the Series D PIK Convertible Preferred Stock of the Company.

The shares of Series D Preferred Stock, when issued and delivered, will have a liquidation preference of $100.00 per share, will accrue dividends at the quarterly rate of $2.1875 per share to be paid prior to the payment of dividends on the common stock, will be optionally redeemable by the Registrant in certain events, and will be convertible into shares of common stock on and after February 1, 2016, such that each share of Series D Stock will be convertible into a number of shares of common stock equal to the Liquidation Value of such share of Series D Stock divided by 90% of the Market Price, as defined, of a share of common stock. Each holder of Series D Stock will have the right to cast at meetings of stockholders a number of votes equal to the number of shares that he holds divided by the market price of a share of common stock.

•
On September 30, 2015, the Company and Oscar Brito entered into an agreement entitled "Cesion de Derecho Preferencial de Acciones de la Sociedad Mercantil Promotodora de Turismo Hecos, C.A.," under which Mr. Brito would transfer to the Corporation 1,000 shares of Sociedad Mercantil Promotodora de Turismo Hecos, C.A. ("Hecos"), constituting one-third of its share capital, in exchange for 2,500 shares of the Corporation's Series D PIK Convertible Preferred Stock ("Series D Stock"), the certificate of designations of which is being filed with the Secretary of State of the State of Delaware and the provisions of which are discussed above. The shares that he sold to the Registrant comprise his entire interest in Hecos.

Hecos owns 20,000 square meters of land in the Jurisdiction of Parroquia Pariaguan, Municipio Francisco de Miranda, State of Anzoategui, as well as architectural plans, engineering plans, renderings and a web site relating to the construction of a hotel on that property.

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

As a result of the Merger, we became a company that acquires and develops land in urban areas, principally in South American markets, primarily for the construction of condominiums on such land and sell them at different prices and with varying levels of options and amenities to customers who are able to make substantial payments upon signing purchase agreements and at agreed times as construction progresses. We will market directly with our own commissioned sales force, by personal contact by our officers, which will not involve additional compensation to them, through real estate brokers and agents and internet websites and manage these condominiums for customers who wish to lease them on a long- or short-term basis.
Post-Merger
On January 13, 2015, we acquired all of the common stock or Bodega IKAL, S.A., an Argentine corporation, and of Bodega Silva Valent S.A., an Argentine corporation, comprising all of its share capital (the “Contrato”). IKAL owns approximately 185 acres of land, located in Valle de Uco, Province of Mendoza, Argentina. IKAL currently produces approximately 770,000 to 1,100,000 pounds of wine grape per annual harvest on a portion of this land. Ikal sells cabernet sauvignon, merlot, pinot noir and chardonnay wine under the “Ikal” and “Ikal 1150” brands. The wine producing operation is financially self-sustained, but is not generating profits. Total wine production, including sales of the bottled wine, generated approximately $220,000 in revenue in 2014 and in the first three quarters of 2015 has generated revenue of $214,000.
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
On June 4, 2015, the Company has entered into agreements under which it will acquire 60% of the shares of Sociedad Mercantile Inversora Caribe Mar, C.A. (“Carib Mar”) from Oscar Brito, Senior vice president and shareholder of the Company for $500. Carib Mar owns 12.000 square meters of land on Coche Island in the State of Nueva Esparta, Venezuela, on which it plans to build a hotel.
On July 7, 2014, Mr. Brito, acquired 312,500 shares of Caribe Mar, comprising 50% of its shares from LW Proyectos y Construcciones C.A., a Venezuelan corporation (the “LW Shares”), and acquired 62,500 shares of Caribe Mar, comprising 10% of its shares, from Isaias Arturo Medina Meijas.
Mr. Medina held a right of first refusal with respect to the transfer of the LW Shares, which he waived under an agreement, in consideration of a payment of $50,000 in cash and 2,000 shares of the Series D PIK Convertible Preferred Stock of the Company.
The shares of Series D Preferred Stock, when issued and delivered, will have a liquidation preference of $100.00 per share, will accrue dividends at the quarterly rate of $2.1875 per share to be paid prior to the payment of dividends on the common stock, will be optionally redeemable by the Registrant in certain events, and will be convertible into shares of common stock on and after February 1, 2016, such that each share of Series D Stock will be convertible into a number of shares of common stock equal to the Liquidation Value of such share of Series D Stock divided by 90% of the Market Price, as defined, of a share of common stock. Each holder of Series D Stock will have the right to cast at meetings of stockholders a number of votes equal to the number of shares that he holds divided by the market price of a share of common stock.

On September 30, 2015, the Company and Oscar Brito entered into an agreement entitled “Cesion de Derecho Preferencial de Acciones de la Sociedad Mercantil Promotodora de Turismo Hecos, C.A.,” under which Mr. Brito would transfer to the Corporation 1,000 shares of Sociedad Mercantil Promotodora de Turismo Hecos, C.A. (“Hecos”), constituting one-third of its share capital, in exchange for 2,500 shares of the Corporation's Series D PIK Convertible Preferred Stock (“Series D Stock”), the certificate of designations of which is being filed with the Secretary of State of the State of Delaware and the provisions of which are discussed above. The shares that he sold to the Registrant comprise his entire interest in Hecos. Hecos owns 20,000 square meters of land in the Jurisdiction of Parroquia Pariaguan, Municipio Francisco de Miranda, State of Anzoategui, as well as architectural plans, engineering plans, renderings and a web site relating to the construction of a hotel on that property.
Our Common Stock is quoted on OTC Pink under the trading symbol “MSPC.”
RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2015
Revenues and Gross Profits
We had negative revenues of $99,150 for the three months ended September 30, 2015, and no revenues for the three months ending September 30, 2014. The negative revenues of $99,150 for the three months ended September 30, 2015, resulted from the repricing of an agreement relating to the purchase of grapes due to market circumstances in Argentina. The cost of generating these revenues was $33,145 for the three months ended September 30, 2015, and the Company did not generate any revenue for the three months ended September 30, 2014. As a result, we generated a gross loss of $130,295 for the three months ended September 30, 2015, compared to $0 for the three months ended September 30, 2014.
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2015, were $124,068, compared with $6,573 for the three months ended September 30, 2014. These expenses were higher during the later period primarily because of expenses, including legal and accounting expenses, associated with being a public company, stock-based compensation and the increased d expenses of new subsidiaries.
Interest
Interest expense for the three months ended September 30, 2015, was $2,320,202, compared with $51,906 for the period ended September 30, 2014. Of the interest expense for the three months ended September 30, 2015, $5,922 was for accrued interest and for the three-month period ended September 30, 2014, was $4,125; in each period, the remaining portion of interest was for non-cash items relating to the derivative accounting for the embedded conversion feature of our convertible debt.
Other Gains and Expenses
We also incurred a gain on the change in fair value of derivative relating to the conversion feature of our convertible debt, and a gain on extinguishment of debt due to the accounting treatment of the conversion of convertible debt with a corresponding embedded conversion option accounted for as a derivative.
Net Loss
We had a net loss of $2,051,189 for the three-month period ended September 30, 2015, compared with $487,907 for the three-month period ended September 30, 2014. The reasons for the increase in net loss were that interest increased to $2,320,202 in the later period from $51,906 in the earlier period and the increase in general and administrative expense. We incurred a non-cash gain of $487,879 on change in fair value of derivative as the result of the conversion of portions of convertible instruments into Common Stock. We also had a gain of $35,498 from the extinguishment of debt.
NINE MONTHS ENDED SEPTEMBER 30, 2015
Revenues and Gross Profits
We had revenues of $214,171 for the nine-month period ended September 30, 2015, and no revenues for the nine-month period ended September 30, 2014. The cost of generating these revenues was $141,591 for the nine months ended September 30, 2015, and the Company did not generate any revenue for the nine months ended September 30, 2014. As a result, we generated a gross profit of $72,580 for the nine months ended September 30, 2015, compared to $0 for the nine months ended September 30, 2014.

General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2015, were $334,468, compared with $65,849 for the nine months ended September 30, 2014. These expenses were higher during the later period primarily because of expenses, including legal and accounting expenses, associated with being a public company, stock-based compensation and the increased d expenses of new subsidiaries.
Interest
Interest expense for the nine months ended September 30, 2015, was $10,957,746, compared with $383,343 for the nine months ended September 30, 2014. Of the interest expense for the nine months ended September 30, 2015, $15,987 was for accrued interest and for the nine-month period ended September 30, 2014, was $12,375; portion of interest was for non-cash items relating to the derivative accounting for the embedded conversion feature of our convertible debt increased by $200,729 in the later period.
Other Gains
We also received a gain on the change in fair value of our derivative instrument relating to the conversion feature of our convertible debt, and a gain loss on extinguishment of debt due to the accounting treatment of the conversion of convertible debt with a corresponding embedded conversion option accounted for as a derivative.
Net Loss
We had a net loss of $5,475,285 for the nine-month period ended September 30, 2015, compared with $1,019,155 for the nine-month period ended September 30, 2014. The principal reason for the increase in net loss was the increased interest expense resulting from the fair value of the derivative liability in excess of the face value of the note, which was recorded as interest upon inception. This was net against a gain on fair value of the derivative liability due to the decline in the fair value of our quoted stock price and a gain on extinguishment of debt during the nine month period.
LIQUIDITY AND CAPITAL RESOURCES
Our net loss for the nine months ended September 30, 2015, was $5,475,285 and our accumulated deficit at that date was $9,850,259. We had $71,999 in cash available at that date. We financed our operations during this period through the issuance of a note in the principal amount of $166,360, the issuance of stock for $400 and the receipt of $29,415 from an acquisition. During the nine-month period then ended, Mr. Oscar Brito, our president, earned $11,250 in salary from Urban Spaces. We were unable to pay this obligation and it has been accrued in our financial statements. We will be able to pay this and our other obligations only from revenues from our operations and/or financing. Given our current financial condition and prospects, we can give no assurance as to whether or when we will be able to do so.
Net cash used in operating activities for the nine months ended September 30, 2015, was $78,716.
Net cash provided by financing activities for the nine months ended September 30, 2015, was $110,494.

Cash Requirements
We believe that we will require approximately $200,000 in working capital to fund our operations for the next 12 months.
In addition, we have received or will require funding for our projects as follows:

•
During the second quarter of 2013, GBS Real Estate Fund I, LLC, a Florida limited liability company (“GBS Fund”), which is the developer of our Los Naranjos 320 Project, obtained financing of approximately $1 million from a Venezuelan bank, reducing the projected $2 million cost for this project by a like amount. During the second and third quarters of 2015, GBS Fund received additional bank financing commitments for $750,000, with funds to be disbursed as construction milestones are met. We believe that we will be able to meet the remaining construction costs for this project by presales of units.

•
Our total financing needs for our Las Naranjas 450 Project were approximately $2.2 million. Once we begin construction, we expect to obtain an initial construction loan of $1 million from the same bank that is currently financing the Las Naranjas 320 Project, with further financing of $850,000 as construction milestones are met.

•
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

•
We will also require $3 million to develop our IKAL project, $6 million for the project being developed by Hecos and $2 million for the project being developed Caribe Mar. We are holding discussions with banks for funding these projects and believe, but cannot assure, that such funding will be forthcoming on terms to be negociated.

Our ability to fund our operations as set forth above is subject to a number of factors, some of which are beyond our control, including our ability to obtain bank loans, to meet construction milestones, the prices at which we will be able to sell units and political and economic conditions in Venezuela, where these conditions have become and we believe will continue to be difficult and unpredictable, and Argentina. Accordingly, we cannot assure that we will be able to fund our operations as described above.
We also owe $304,612 in respect of notes that we have issued, of which $26,990 is now payable and $96,600 of which will become due by the end of 2016. Of this indebtedness, $0 is in default. A substantial portion of this indebtedness is convertible into common stock. Such conversion would result in the reduction of such indebtedness, but we cannot predict whether such conversions will occur or, if so, in what amount.
To the extent that we do not receive funds as expected, we plan to fund our activities during the balance of 2015 and beyond through the sale of debt or equity securities and increased preconstruction sales of condominiums and/or deposits on condominium units sold after construction of a project commences but before these units are delivered. Our ability to obtain funding from pension funds in Argentina has been restricted by the recent nationalization of the largest Argentine pension funds. We believe that we will be able to obtain funding for our projects from private lenders, but can give no assurance that we will be successful in so doing or that such financing, if available, will be on acceptable terms.
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2015. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Acting Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have assessed the effectiveness of those internal controls as of September 30, 2015, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.
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
METROSPACES, INC.                                                                                                                                              November 20, 2015
By: /s/ Carlos Daniel Silva
Principal executive officer; Director;

By: /s/ Oscar Brito
Principal accounting officer;
 Principal financial officer;
Director