Form 10-Q/A
period 2015-09-30
METROSPACES, INC.
filed 2015-12-30
CIK 1488501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q AMENDMENT 1
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
As of November 19, 2015, there were 1,784,461,538 shares of the Registrant’s Common Stock outstanding.

EXPLANATORY NOTE

This report, as originally filed on November 23, 2015, incorrectly and inadvertently stated in Item 4. Controls and Procedures, on page 19, in the paragraph under the caption “Evaluation of Disclosure Controls and Procedures,” that the Company’s disclosure controls and procedures were effective as of September 30, 2015. The report should have stated that the Company’s disclosure controls and procedures were not effective as of that date.

This amended report corrects that error. In all other respects, the amended report is as originally filed.

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
METROSPACES, INC.                                                                                                                                              December 30, 2015
By: /s/ Carlos Daniel Silva
Principal executive officer; Director;

By: /s/ Oscar Brito
Principal accounting officer;
 Principal financial officer;
Director