Form 10-K/A
period 2014-12-31
METROSPACES, INC.
filed 2016-01-15
CIK 1488501

UNITED STATES
SECURITIESANDEXCHANGECOMMISSION
 Washington, D.C. 20549

AMENDMENT NO. 2

TO

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE:

This report has been amended to provide XBRL (eXtensible Business Reporting Language) information. Such information was not filed with the original report. In all other respects, the report remains as filed.

METROSPACES, INC.
FORM 10-K

TABLEOFCONTENTS

PARTI

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

ITEM1. BUSINESS

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

TheChacabucoProject

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

TheLosNaranjos320Project

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

ITEM1B. UNRESOLVED STAFF COMMENTS

As we are not an accelerated filer or a large accelerated filer, as defined in Rule 12b-2 of the Exchange Act, or a well-known seasoned issuer, as defined in Rule 405 promulgated under the Securities Act, we are not required to provide information under this item.

ITEM 2.PROPERTIES

We have offices at 888 Brickell Key Drive, Unit 1102, Miami, FL 33131. We do not have a lease and we do not pay rent for the leased space. Except as described above under the caption “Business – Projects” we do not own, lease or have an interest in any properties.

ITEM 3. LEGALPROCEEDINGS

We are not a party to any pending legal proceedings nor are any of our property the subject of any pending legal proceedings.

ITEM 4. (REMOVED ANDRESERVED).

PART II

ITEM5.MARKETFORREGISTRANT’SCOMMONEQUITY,RELATEDSTOCKHOLDERMATTERSANDISSUERPURCHASESOFEQUITYSECURITIES

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ThefinancialdatadiscussedbelowarederivedfromtheauditedconsolidatedfinancialstatementsoftheCompanyasatDecember31,2013,which were prepared and presented in accordance with generally accepted United States accounting principles. These financial data are onlyasummaryandshouldbereadinconjunctionwiththefinancialstatementsandrelatednotescontainedelsewhereherein,whichmorefullypresentour financial condition and operations as at that date. We do not believe that the results set forth in these consolidated financial statementsarenecessarilyindicativeofourfutureperformance.Thissectionandotherpartsofthisreportcontainforward-lookingstatementsthatinvolverisksanduncertainties.Ouractualresultsmaydiffersignificantlyfromtheresultsdiscussedintheforward-lookingstatements.

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

Promissory Note;Pledge of IKAL Shares

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
FISCALYEARENDEDDECEMBER31,2013
COMPAREDTO
FISCALYEARENDEDDECEMBER31,2012

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

ITEM7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Note 1–Business

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

Note 2–Significant accounting policies

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

Note 3 –Going Concern

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

Note 4 –Advance payment for Real Property

The Company purchased from GBS Capital Partners, Inc. ("GBS"), a related party, the right to receive 9 loft-type condominium units from their builder upon the completion of these units (See note 9). As consideration for this purchase, the Company agreed to pay $750,000 to GBS, without interest (See note 6). The Company has imputed interest on this obligation at the rate of 8% per annum and has recorded the advance paymentnet of such imputed interest at a cost of $665,984. These units will be offered for sale upon their acquisition.
On December 5, 2014 the Company entered into an agreement with GBS to return 4 of the 9 loft-type condominium unitsin exchange for $350,000 of the debt. The Value assigned to the units returned was $295,993 which after the exchange of the debt resulted in a gain of $54,007, which has been recorded as an equity transaction with related parties.

Note 5–Investment in non-consolidated subsidiary

On December 3, 2012, UPLLC assigned to GBS Fund I, LLC, a Florida limited liability company (the “Fund”), UPLLC’s rights to acquire all of the outstanding shares of Promotora Alon-Bell, C.A., a Venezuelan corporation which owns vacant land located in Venezuela upon which a condominium project is to be constructed. UPLLC had acquired such rights from a stockholder of the Company in exchange for a promissory note in the principal amount of $150,000. (See note 7.) This stockholder had acquired his rights to acquire these shares under an agreement with their holders, pursuant to which he paid them $150,000 in cash. This investment, which represents an interest of 26.32% in the Fund, is being accounted for under the equity method of accounting. The Fund acquired the shares in Promotora Alon-Bell, C.A. on December 16, 2012.The Company has not recognized any gain or loss from its investment since the subsidiary has not yet commenced any operations.

Note 6–Long Term Debt– Related Party

On April 13, 2012, the Company entered into an agreement to purchase nine condominium units from GBS Capital Partners(GBS), a related party of the Company, in exchange for a two year non-interest bearing note payable. Interest has been imputed at a rate of 8% per annum.

The Company has recorded an initial debt discount of $84,016 related to the imputed interest which is being amortized on the effective interest rate method over the term of the note, which was fully amortized as of December 31, 2014.

On December 5, 2014 the Company entered into an agreement with GBS to return 4 of the 9 loft-type condominium unitsin exchange for $350,000 of the debt leaving a remaining balance of $400,000 on December 31, 2014, which was past due.

On February 19, 2015 the company exchanged the remaining $400,000 of debt to GBS in exchange for 400,000 shares of newly designated shares of series B preferred stock.

Note7–NotesPayable–Related Parties

NotesPayable – related party

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

Convertible Note Payable – related party

On February 19, 2014, the Company issued a Convertible Promissory Note in the amount of $260,000 in exchange for a previously issued note of $260,000 to the prior president and sole director of the Company. The new note bears interest at a rate of 0.30% per annum and matures February 19, 2015. The note is convertible into shares of the Company’s common stock at a price per share of 41.5% of the current market price of the Company’s common stock, as defined in the agreement. The note is secured by a pledge of all the shares of the common stock of Urban Space, Inc. During the year ended December 31, 2014 $214,607 of principal of the note was converted into 41,580,000 shares of common stock according to the terms of the convertible instrument. The remaining principal balance of the note at December 31, 2014 was $45,393 The Company has determined that the conversion feature embedded in the notes constitutes a derivative and hasbeen bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt, on the accompanyingbalance sheet, and revalued to fair market value at each reporting period. The note is presented net of a discount of $5,921 on the accompanying balance sheet.

Note8–NotesPayable

On August 28, 2013 the Company received a $10,000 bridge loan from a non related party. The loan bears interest at 15% per annum and matured on February 14, 2014. The loan remains past due and the company has continued to accrue interest on the note until an agreement with the lender for repayment has been reached.

Note9–ConvertibleNotePayable

On February 25, 2014, the Company entered into a Convertible NoteAgreement in the principal amount of $40,000 with an unrelated third party. The notebears interest at 8% per annumand isconvertible into shares of the Company’s common stock at the option of the holder at a purchase price equal to 58% of the lowest closing bid price of the Company’s common stock for fifteen prior trading days upon which a notice of conversion is received by the Company. The note matures on February 25, 2015, but may be redeemed by the Company for a) an amount equal to 125% of the unpaid principal if redeemed within the first 90 days of the note, b)an amount equal to 140% of the unpaid principal if redeemed after the 91stday but before the 151stday of the note, or c)an amount equal to 150% of the unpaid principal if redeemed after the 151stday but before the 180th day of the note.The note may not be redeemed by the Company after 180 days.During the year ended December 31, 2014 $8,500 of principal of the note was converted into 305,325 shares of common stock according to the terms of the convertible instrument. The remaining principal balance of the note at December 31, 2014 was $31,500.The Company has determined that the conversion feature embedded in the notes constitutes a derivative and hasbeen bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt, on the accompany balance sheet, and revalued to fair market value at each reporting period. The note is presented net of a discount of $6,444 on the accompanying balance sheet. See note 14

Note10–Related Party Transactions

A Company's shareholder is a 33% partner in GBS Capital Partners (see Note 4), the entity from which the Company acquired the deposit of nine condominium units.

The shareholder referred to above is entitled to receive a monthly salary of $1,250. The salary has not been paid and the Company has accrued an amount of$15,000for theyearsended December 31, 2014 and 2013.The Company has accrued an aggregate amount of $41,250 since inception which isreflected in accrued expenses in the accompanying balance sheet at December 31, 2014.

See Notes 4 and 6 regarding the assignment of the right to acquire 9 condominium units from an entity in which a stockholder of the Company has an interest.

Note 11–Income Taxes

The reconciliation of income tax benefit at the U.S. statutory rate of 34% to the Company’s effective rate for the periods presentedis as follows:

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

Note 12–Stockholders Equity

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

Note 14–Subsequent Events

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

OscarBrito (43). Mr. Brito founded Urban Spaces in April 2012 and has been its president since that time. On August 13, 2012, he was elected as Director, President, and Acting Chief Financial Officer of the Company. He also co-founded GBS in 1997, and has served as its Managing Partner since its founding. Since the Merger, Mr. Brito has been inactive in GBS’ business and management, but GBS has not formally replaced him as its president. GBS is in the business of assisting its clients in raising capital and providing them with business advice and in investing in real estate and other project projects for its own account. Since its inception, GBS has assisted its clients in raising approximately $350 million in several financial transactions, of which approximately $200 million involved real estate, and has made investments of approximately $8 million on its own account in several projects, including the Bulgari Hotel in London, England. In 1995, Mr. Brito received a law degree from Universidad Catolica Andres Bello in Caracas, Venezuela, and in 2005, received an MBA from Duke University in Durham, North Carolina.

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

EmploymentArrangement

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

PromissoryNote.

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

ITEM11. EXECUTIVE COMPENSATION

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

Shares awardedto Mr. Brito vest as follows:

  After the Companypublishes its audited annual financial statement for the year ended December 31, 2019, Mr. Britoshall receive a number of shares (subject tothe limitation that after shares having a market value of $2,000,000 have vested, he may receive shares having a maximum market value in any subsequent year), free of all restrictions, equal to the market value on the date of such publication,determined on the basis of the Last Price, as defined, of twenty percent (20%) of the sum of the amounts, ifany, shown as net income on the Corporation’sstatement of operations for the years ended December 31, 2019, 2018, 2017, 2016 and 2015.

  Foreach ofthe yearsended December 31, 2020,2021, 2022, 2023 and 2024, when the Corporation publishes its audited annual financial statements with respect to such year, he may receive a number of shares (subject tothe limitation that after shares having a market value of $2,000,000 have vested, he may receive shares having a maximum market value in any subsequent year), free of all restrictions, equal to the market value on the date of such publication,determined on the basis of the Last Price,as definedof twenty percent (20%) of the amount, if any, shown as net income onthe Corporation’sstatement of operations for such year.

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

SecurityOwnershipofPersonsOtherthanManagement

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of December 31, 2014, for each person, other than directors and executive officers, who is known by us to own beneficially five percent (5%) or more of its outstanding Common Stock.

Security Ownership of Five Percent (5%) Stockholders

Title of class	Nameandaddressofbeneficialowner	Amountandnatureofbeneficialownership	Percent ofclass
Common Stock	None	----	----

SecurityOwnershipofManagement

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of December 31, 2014, for the following: (1) each of our directors and executive officers and (2) our directors and executive officers as a group.

Security Ownership of Management

Title of class	Name of Beneficial Owner	Amountandnatureof Beneficial Ownership(1)	Percent ofclass(1)
Common Stock	Oscar Brito	802,000,000	94.7%
	Alexander Victor Batallés	----	----
Directors and Executive officers as a group (2 persons) (1)		802,000,000	94.7%

(1)      Based upon 846,555,925 shares of Common Stock outstanding as of December 31, 2013.

ITEM13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None of our directors or executive officers or their respective immediate family members or affiliates is indebted to us. As of the date of this report, there is no material proceeding to which any of our directors, executive officers or affiliates is a party or has a material interest adverse to us.

ITEM14. PRINCIPAL ACCOUNTING FEES AND SERVICES

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

(1)     Consolidated Financial statements of the Company.

(2)     Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(A) EXHIBITS.

The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

ExhibitNo.	Description
2.1	Agreement and Plan of Merger, dated as of August 10, 2012, by and among the Registrant, Strata Acquisition, Inc. and Urban Spaces, Inc. Incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-1, Registration No. 333-186559.
3.1	Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-1, Registration No. 333-166237.
3.2	Certificate of Conversion from Florida corporation to Delaware corporation filed in Florida. Incorporated by reference to Exhibit 3.5 to Registration Statement on Form S-1, Registration No. 333-166237.
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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROSPACES, INC.

By: /s/ Carlos Daniel Silva
Name: Carlos Daniel Silva
Title: Principal Executive Officer
Date: January 15, 2016

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Carlos Daniel Silva
Name: Carlos Daniel Silva
Title: Chief Executive Officer; Director
Date: January 15, 2016

/s/ Oscar Brito
Name: Oscar Brito
Title: Principle Financial Officer; Director
Date: January 15, 2016

/s/ Alexander Victor Batallés
Name: Alexander Victor Batallés
Title: Director
Date: January 15, 2016