Form 10-Q/A
period 2015-03-31
METROSPACES, INC.
filed 2016-01-15
CIK 1488501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

--------------------------------
AMENDMENT NO. 1

TO

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
March 31, 2015
(Unaudited)

Note 1–Basis of Presentation and Business

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

Income Taxes

The Companyusesthe asset and liability method of accounting for income taxes in accordance with ASC Topic 740, "Income Taxes." Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

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

Note 3 –Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company hast generated minimalrevenues,has a stockholders' deficitof $3,177,126, and a working capital deficit of $6,990,150 as of March31, 2015. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its shareholders and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company's ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

Note 4 –Acquisition

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

Note5–Advance payment for Real Property

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

Note 6–Investment in non-consolidated subsidiary

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

Note 7–Long Term Debt– Related Party

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

Note8–NotesPayable–Related Parties

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

Convertible Note Payable – related party

On February 19, 2014, the Company issued a convertible promissory note in the amount of $260,000 in exchange for a previously issued note of $260,000 to the prior president and sole director of the Company. The new note bears interest at a rate of 0.30% per annum and maturedFebruary 19, 2015. The note was further amended on July 11, 2014 to change the conversion feature and is now convertible into shares of the Company’s common stock at a price per share of 2.5% of the current market price of the Company’s common stock, as defined in the agreement. Since the issuance of the note, the holder has converted $223,712 of principal into shares of common stock. The remaining principal balance of the note at March31, 2015,was $36,288.The Company has determined that the conversion feature embedded in the notes constitutes a derivative and has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt, on the accompanying balance sheet, and revalued to fair market value at each reporting period.

Note9–Acquisition note payable

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

Note10–NotesPayable

On August 28, 2013, the Company received a $10,000 bridge loan from a non related party. The loan bears interest at 15% per annum and matured on February 14, 2014. The loan remains past due and the Company has continued to accrue interest on the note until an agreement with the lender for repayment has been reached.

Note11–ConvertibleNotePayable

On February 25, 2014, the Company entered into a convertible note agreement in the principal amount of $40,000 with an unrelated third party, and an additional $42,000 on February 10, 2015. Thesenotesbear interest at 8% per annum and areconvertible into shares of the Company’s common stock at the option of the holder at a purchase price equal to 58% of the lowest closing bid price of the Company’s common stock for fifteen prior trading days upon which a notice of conversion is received by the Company. The note matures on February 10, 2016, but may be redeemed by the Company for a) an amount equal to 125% of the unpaid principal if redeemed within the first 90 days of the note, b) an amount equal to 140% of the unpaid principal if redeemed after the 91stday but before the 151stday of the note, or c) an amount equal to 150% of the unpaid principal if redeemed after the 151stday but before the 180th day of the note. The note may not be redeemed by the Company after 180 days.Since the inception of the note$30,000 of principal of the note was converted into shares of common stock according to the terms of the convertible instrument. The remaining principal balance of the note at December 31, 2014, was $52,000.The Company has determined that the conversion feature embedded in the notes constitutes a derivative and has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt, on the accompany balance sheet, and revalued to fair market value at each reporting period. The note is presented net of a discount of $19,912on the accompanying balance sheet.

Note 12–Related Party Transactions

A stockholder is a 33% partner in GBS Capital Partners (see Note 4), the entity from which the Company acquired the deposit of nine condominium units.

The stockholder referred to above is entitled to receive a monthly salary of $1,250. The salary has not been paid and the Company has accrued an amount of$3,750 for the three months ended March 31, 2015 and 2014.The Company has accrued an aggregate amount of $45,000 since inception which isreflected in accrued expenses in the accompanying balance sheet at March 31, 2015.

See notes 4 and 6 regarding the assignment of the right to acquire 9 condominium units from an entity in which this stockholder of the Company has an interest.

Note 13–Income Taxes

As of March 31, 2015,the Company had approximately $630,000 of federal and state net operating loss carryovers ("NOLs") which begin to expire in 2032. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

Note 14–Stockholders Equity

On October 31, 2014, the board of directors approved an amendment to the Company’s Certificate of Incorporation, as amended, to effect a 1-for-500 reverse stock split of the issued and outstanding common stock. All relevant information relating to numbers of shares and per share information have been retrospectively adjusted to reflect the reverse stock split for all periods presented.

During the three monthsended March 31, 2015,$9,105of principal of the convertible note payable to a related party referred to in note 7 was converted into 1,076,300,000 shares of common stock according to the terms of the convertible instrument.

During the three monthsended March 31, 2015,$21,500 of principal of the convertible note payable referred to in note 9 was converted into 24,808,020shares of common stock according to the terms of the convertible instrument.

On February 19, 2015, the Company exchanged the $400,000 of debt to GBS referred to in note 9 for 400,000 shares of Series B Preferred Stock and the $150,000 of debt to the stockholder referred to in note 7 for 150,000 shares of such Preferred Stock.

Note 15– Stock-Based Compensation

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

Note 16–Subsequent Events

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

Cash Requirements

At March 31, 2015, we had a stockholders’ deficit of $3,177,126. The report of our independent registered public accounting firm on our audited financialstatements at December 31, 2014, contains a paragraph regarding doubt as to our ability to continue as a going concern. We do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

METROSPACES, INC.	January 15, 2016

By: /s/ Carlos Daniel Silva
       Carlos Daniel Silva
       Principal executive officer

By: /s/ Oscar Brito
      Oscar Brito
      Executive Vice President
      (Principal Financial Officer)