Form 10-Q/A
period 2015-06-30
METROSPACES, INC.
filed 2016-01-15
CIK 1488501

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

METROSPACES, INC.                                                                                                                                              January 15, 2016

       By:   /s/ Carlos Daniel Silva
                Carlos Daniel Silva
                President
                (Principal Executive Officer)

By:   /s/ Oscar Brito
Executive Vice President
(Principal Financial Officer)