Form 10-K
period 2015-12-31
METROSPACES, INC.
filed 2017-03-21
CIK 1488501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ]  No [X]

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $338,000 on June 30, 2015.

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

The number of shares of the registrant’s common stock outstanding as of March 15, 2017, was 2,340,525,568.

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

Throughout this report, we describe contracts and instruments to which the Company or its officers and directors are parties or by which the Company is affected. Where such contracts of instruments are exhibits to this report, either because they are filed herewith or incorporated herein by reference, readers of this report are referred thereto and the descriptions herein are qualified by such reference.

Unless the context otherwise requires, throughout this Annual Report on Form 10-K the words “Company,” “we,” “us” and “our” refer to Metrospaces, Inc. and its subsidiaries.

ITEM 1. BUSINESS

General

The Company is the parent of Urban Spaces, through which we acquire land and design, build, develop and resell condominiums on it, principally in urban areas in Latin America, alone or together with investors; we are also acquiring condominiums that are under construction for resale, but do not intend to conduct business in this manner after these condominiums have been sold. We sell condominiums at different prices, depending principally on their location, size and level of options and amenities to customers who are able to make substantial payments upon signing purchase agreements and at agreed time as construction progresses. Our current projects are located in Buenos Aires, Argentina, and Caracas, Venezuela. One of these projects is nearing completion (see “Business – Urban Spaces– Argentina – Chacabuco Project”), one is in the construction stage (see “Business – Urban Spaces– Venezuela – The Las Naranjas 320 Project”) and one is in the planning stage (see “Business – Urban Spaces– Venezuela – The Las Naranjas 450 Project”). We are considering projects in Peru and Colombia, but have taken no measures to implement them. We will market directly with our own sales force by personal contact, through real estate brokers and agents and internet websites. We will also manage these condominiums for customers who wish to lease them on a long- or short-term basis. The Company is a development-stage company.

The Company is the parent of Urban Spaces and of Bodega IKAL, S.A. and, Bodega Silva Valent S.A., both of which are Argentinian companies, collectively referred to as “IKAL,” which are in the business of operating a winery and are planning to develop a hotel and time share villas. For further information, see “Business – IKAL.”

We own 60% of the capital stock of Inversora Caribe Mar, C.A. and, a Venezuelan corporation, which is planning to build a hotel in city of Pariaguan, Venezuela (see “Business – Hotel Projects – Hotel Santo Cristo de Pariaguan”) and have agreed to acquire 33% of the capital stock of Promotora Turistica Hecos, C.A., which is planning to build a hotel on Coche Island, Venezuela (see “Business – Hotel Projects – Tulasi Mandir Spa and Hotel”). We also own a 26% interest in GBS Real Estate Fund I, LLC, which is constructing a condominium building in Venezuela (see “Business – Urban Spaces – Venezuela – The Los Naranjos 320 Project”).

The Company has no material assets other than the shares of its subsidiaries and minority interests in other companies. The Company has no plans to conduct any business activities other than obtaining or guaranteeing financing for the business conducted by its subsidiaries or assisting them in obtaining such financing.

The address of the Company is 888 Brickell Key Drive, Unit 1102, Miami, FL 33131 and its telephone number is (305) 600-0407.

Our common stock is quoted on the OTC Markets Group Inc. OTC Pink tier under the symbol “MSPC.”

Table Of Contents	1

Business

Urban Spaces

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

We do not provide financing to our customers and our target customer base will comprise persons who are able either to self-finance their purchases from us or obtain such financing. The source of substantially all of our revenue from our condominum business will be sales of these condominiums, although we may also obtain additional revenue from managing units that our customers acquire for rental. We do not have sufficient information as to the number of customers who will use these services and we have not yet determined the basis for our compensation for rendering these services; we believe that the aggregate amount that we receive for these services will not be material. We state the purchase price for each condominium in U.S. dollars and purchasers will be required to make payments to us in that currency or in the local currency equivalent thereof on the date that the payment is made. Our intention in so doing is to reduce the effects on us of inflation, adverse currency fluctuations and devaluations, which are a risk if prices are denominated in local currency. On the other hand, we will not benefit from any strengthening of the U.S. dollar against the relevant local currency. We may construct our condominium projects alone or with joint venture partners. If we construct a project on a joint-venture basis, the joint venture partner will usually provide the land on which we will construct a building in exchange for an interest in the joint venture in the range of 15%-25%, depending principally upon the value of the land and the relative bargaining strength of the parties, and we will usually have responsibility for and management control over all other aspects of the project. Although we have less than a majority interest in the projects described below, it is not our intention to invest in the future in projects over which we will not have a majority interest and have management control. We market directly with our own commissioned sales force, by personal contact by our officers, which will not involve additional compensation to them, through real estate brokers and agents and internet websites and manage these condominiums for customers who wish to lease them on a long- or short-term basis.

We have investments in the following condominium projects:

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

Table Of Contents	2

Construction began in April 2010 and the estimated cost of the project was $1,350,000. The building is approximately 95% complete. Construction was expected to be completed and the units delivered by the end of 2012, but has been delayed on several occasions owing to depleted inventories of building materials, transportation strikes that caused their late delivery, work stoppages due to governmental inspections and various other causes, which ultimately led to construction cost overruns. Currently, all units have been sold at set prices, but approximately $150,000 is required for completion of the project. We have been advised that a reorganization plan being prepared by the Trust, but we have no knowledge of its terms and there is no fixed date for the completion of the project. We have no assurance that this plan will be prepared or implemented. GBS Capital Partners Inc., a Panamanian corporation (“GBS”) has informed us that it will fund the completion of this project.

GBS agreed to purchase substantially similar 9 loft-type efficiency units in this project, each having an area of 495 square feet, and advanced full payment for them to the Trust. GBS assigned its rights to receive these units to Urban Properties, LLC (“UPLLC”). In the instrument of assignment, UPLLC agreed to pay GBS $750,000 in consideration of its assignment. On December 5, 2014, the Company sold the rights to 4 of the units to GBS for $350,000, reducing the amount owed to GBS to $400,000. Upon completion of the project, the Trust will deed the remaining 5 units directly to UPLLC. On February 19, 2015, this indebtedness was exchanged for 450,000 shares of our Series B PIK Convertible Preferred Stock.

UPLLC has entered into contracts for the sale of 4 of the 5 units that it will receive for a total of $360,000 and has received payments of approximately $34,000 under these contracts; we expect the remaining unit to sell for about $55,000, or a total of $415,000. UPLLC has not yet been deeded the 4 sold, because it cannot do so until it acquires them upon the completion of the project. We have invested $415,000 in these 5 units and expect to receive a like amount upon their sale. Thus, we expect to record a small loss after cost of their sale.

For further information respecting GBS, the interest of one of our officers in GBS, the acquisition by GBS of its right to these units, the sale of 4 units to GBS and the exchange of the debt resulting from this sale for convertible preferred stock, see “Directors, Executive Officers and Corporate Governance – Related Party Transactions – GBS.”

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

The lot on which the project is located has an area of 6,460 square feet and is owned by Promotora Alon-Bell, C.A., a Venezuelan corporation (“Alon-Bell”), all of whose outstanding shares are held by GBS Real Estate Fund I, LLC, a Florida limited liability company (“Directors, Executive Officers and Corporate Governance – Related Party Transactions – GBS Fund”), which was formed in March 2013 solely for the purpose of obtaining financing for and developing this project. GBS is the managing member.

Although we expected to qualify GBS Fund to do business in Venezuela in order that it could act as the developer of this project, this process was delayed because of the slowdown in the provision of government services because of continuing political unrest in Venezuela. As a result, we decided not to liquidate Alon-Bell and are now using it as the developer of the project. In connection with this decision, GBS Fund, Propietaria Alimentos Globalia C.A. (“PAGCA”), which is the guarantor of a bank loan to finance this project in the principal amount of $1,000,000, to be drawn down as the project reaches prescribed benchmarks, of which $400,000 has been received, and Alon-Bell entered into a joint venture agreement. We are not an obligor with respect to this loan.

Table Of Contents	3

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

The total cost of this project is expected to be approximately $1,900,000. As of December 31, 2015, approximately $1,700,000 had been invested in this project, approximately $520,000 of which was spent for the shares of Alon-Bell, which owns the land on which the project will be constructed, and the remainder for the expenses described above. We have presold the 1,450-square-foot penthouse unit for $400,000 and the remaining cost of the project is being financed by the above mentioned bank loan.

Construction on this project began in August 2013. We initially expected it to be completed by February 2014. However, because of lack of building materials and for the reasons set forth under the caption “Business – Delays in Projects Due to Political and Other Conditions in Venezuela,” below, this project was not completed by that date. This project is approximately 95% completed.is expected to be finished by May 2017.

As indicated above, one of the penthouse units has been presold. Other units are expected to be sold as the project progresses. The total list price for all of the units is expected to be approximately $3,500,000, but no assurance can be given that it will be possible to sell them at prices that will aggregate this amount.

Our initial investment in this project was for $150,000 and we expect to sell our 26% stake for at least $250,000 in cash or equivalent in equity in other hotel projects.

Las Naranjos 450 Project

This project, which we expected to promote and manage (the “Los Naranjos 450 Project”) has ceased to progress due to a dispute between the owners of the property on which it was to be constructed and we do not believe that it will be revived. The project was to have been constructed at Los Naranjos de Las Mercedes, Lot 450, in Caracas, Venezuela, in the same neighborhood and a few blocks away from the Las Naranjos 320 Project and we expected to enter into an agreement under which we would have received 70% of the shares in the company owning the land in consideration of our investing in and obtaining funding for the project as described below. This project was to have had 9 units, from 1 to 3 bedrooms having areas from 915 to 2,150 square feet, totaling approximately 11,800 square feet. The project was to have had 8,600 square feet of common areas, including a lobby, hallways and staircases, parking and social areas.

We have not invested money in or incurred liabilities in connection with this project and do not expect to incur liabilities as a result of its termination.

Marketing and Sales of Condominium Projects

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

Table Of Contents	4

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

Hotel Projects

Tulasi Mandir Spa and Hotel

On October 20, 2015, we agreed to acquire 60% of the capital stock of Inversora Caribe Mar, C.A. (“Carib Mar”) for $50,000, to be paid, and 2,000 shares of our Series D PIK Convertible Preferred Stock to be issued and delivered, when the transfer of the stock has been registered, which we expect to occur before the end of the third quarter of 2017,. The delay in closing is due to problems of general applicability respecting recording transactions in Venezuela’s public registry. Carib Mar owns approximately 130,000 square feet of land on Coche Island in the State of Nueva Esparta, Venezuela, on which it plans to build a hotel. After the hotel is built, we will either operate it or enter into an arrangement with a third party for its operation. This project includes architectural and engineering plans and has received construction approval. For a description of the interest of one of our officers and directors in the agreements under which we acquired these shares, see “Directors, Executive Officers and Corporate Governance – Related Party Transactions – Tulasi Mandir Spa and Hotel.”

Throughout 2015, we worked working with past management on the redesign of the architectural project, and on obtaining construction permits and bank financing. Late in 2015, we received full planning approval on this project to build a luxury boutique hotel of 35-rooms in two stages, the first of 28 rooms and the second of the remaining 7 rooms. The hotel will be a villa-style hotel with a restaurant, spa, swimming pool and other amenities. All construction permits have been obtained.

The cost of this project will be approximately $2,500,000. In December 2015, we applied for construction financing with Banco de Venezuela and Banco Biententenario, two of Venezuela’s principal commercial banks. Because the project was with a 15% complete when we acquired Caribe execution (24 of the 28 villa’s foundations have been built), management expects to receive full funding for the rest of the construction and equipment from one of these local banks. Currently, Venezuelan banking laws obligate commercial banks to lend out a certain percent of their deposits for hotel and other tourism projects. Construction is budgeted at approximately $2 million dollars. However, we cannot assure that we will receive any loan and cannot continue construction until we do. Construction is expected to require approximately 24 months. Once the hotel is fully operational, we expected it to generate approximately $1.9 million in annual revenue with 35% EBITDA.

We expect to operate the hotel through Prohotel International, a Houston-based hotel operator, through its Latin American division based in Argentina. We are discussing an agreement with Prohotel, but have not signed one and no terms for an agreement have been determined or agreed to. Our president and one of our directors, Carlos Silva, is an officer of Prohotel. We may also associate with an international boutique hotel brand.

Hotel Santo Cristo de Pariaguan

On September 30, 2015, the Company and Oscar Brito, its Senior Vice President and a director, entered into an agreement under which it will acquire a 33% share interest in Promotodora de Turismo Hecos, C.A. (“Hecos”). For a description of this contract and the interest if Mr. Brito therein, see “Hotel Santo Cristo de Pariaguan.” We expect this sale to close by the end of the second quarter of 2017.

Table Of Contents	5

Hecos owns a 215,000 square foot lot, on which approximately 12,000 square feet of commercial and office space will be built, in the city of Pariaguan, Venezuela, along the Orinoco River in an area was named the “Orinoco Belt.” Petróleos de Venezuela, S.A., the Venezuelan state-owned oil and natural gas company, has estimated that the producible reserves of the Orinoco Belt are up to 235 billion barrels which would make it the largest petroleum reserve in the world. Since then, international oil producers have invested substantial amounts in the development of this area, which is widely rural and lacks any sort of hotel infrastructure. The Company has received full construction permits from the City of Pariaguan to build a 122-room 4-star hotel. This will be the area’s first 4-star hotel and will cater to the demands of oil, gold and diamond industry executives who travel to the area and demand high-quality food and lodging. The current lack of hotels in this area makes this a desirable project.

The total construction budget is for this project, including construction cost and equipment, is approximately $6 million. The Company has presented loan applications to Banco de Venezuela and Banco Biententenario, 2 of Venezuela’s main commercial banks. We expect to receive $4,800,000 (80% of the construction budget) from one of these banks. We plan to construct commercial and office space on the property and to finance the remaining $1,200,000 (20% of the construction budget through sales and presales. Currently, owing to Venezuela’s currency difficulties, its banks cannot loan more than $3,000,000 for any project and we will not be able to proceed until this situation changes. No assurance can be given that we will be able to obtain any loan for this project or that we will be able to presell or sell the commercial and office space for the required amount. We will begin construction as soon as we have obtained financing and expect to complete it in about 30 months.

When the hotel is operational, we will market directly through booking engines internationally and to oil producers locally. Due to high demand in the area for hotels, we do not expect that we will need a very strong sales force or partnership with international hotel brands. Once the hotel is stabilized, it is expected to generate approximately $5.5 million in annual revenue with 35% EBITDA.

IKAL

On January 13, 2015, we entered into a Contrato de Compraventa de Acciones between MRT Consulting, Inc., a Panamanian corporation (“MRT”), and ourselves, whereunder MRT agreed to sell, and we agreed to purchase, 1,969,904 shares of the common stock of Bodega IKAL, S.A., an Argentine corporation, which shares constitute the entire share capital of IKAL and 240 shares of the common stock of Bodega Silva Valent S.A., an Argentine corporation, comprising all of its share capital. The contract contains customary representations and warranties. The corporations that we are purchasing are referred to collectively as “IKAL.” The consideration for these shares was a convertible promissory note in the principal amount of US$4,500,000, dated January 13, 2015, made by the Company in favor of MRT. On June 13, 2015, the unpaid $4,443,000 of the unpaid principal of the note was exchanged for 45,354 shares of Series C PIK Convertible Preferred Stock.

IKAL owns approximately 185 acres of land, located in Valle de Uco, Province of Mendoza, Argentina. IKAL currently produces approximately 770,000 to 1,100,000 pounds of wine grape per annual harvest on a portion of this land. Ikal sells cabernet sauvignon, merlot, pinot noir and chardonnay wine under the “Ikal” and “Ikal 1150” brands. The wine producing operation is financially self-sustained, but is not generating profits. The year 2015 was a record year for grape harvesting, reaching a total approximate of 1.2 million pounds of deliverable wine grapes. 80% of the production was sold to local wine producers. The vineyard generated approximately $245,000 in revenue and $100,000 in EBITDA in 2015.

IKAL has received approval of the city of Valle de Uco to develop a 25 suite hotel, a 53,000 - gallon capacity winery and 29 luxury villas in which it will sell fractional ownership interests. Total costs for constructing the hotel and winery are expected to be approximately $7.5 to $8.0 million; when commenced, construction will require 2 to 2.5 years to complete. Total costs for constructing the villas is expected to be $10.5 million. We plan to raise this amount through one of more investors and/or bank loans, but cannot assure when or if we will raise the requisite funding. When commenced, construction will require 2-2.5 years to complete. Revenue from the sale of fractional interests is expected to be $75 to $80 million. Metrospaces will look to raise these funds from third-party investors, as lenders and/or equity investors. Because of the current state of the Argentinian debt markets, we do not believe that we will be able to obtain bank financing for the foreseeable future. These projects are in their inceptive stages and the foregoing plans are subject to change. We are currently in conversations with several potential equity investors for the development. We don’t expect to be able to raise financing via capital markets or banks. We expect that this project will need direct equity investors.

Table Of Contents	6

Project Management

Construction management for our hotel projects will be generally performed by us. The Company will act without compensation as its own general contractor, using local engineers and architects, and intends to subcontract only when necessary. We will develop each project through an entity established for that purpose. Rather than have an internal project management staff, once we have acquired the land on which a project will be constructed (either directly or through a joint venture partner), we will retain the services of a local engineer, architect or other person with expertise in overseeing construction projects, who will manage the project and who will receive as compensation a nominal salary and approximately 8% to 10% of the profits of the project. Through him, the local entity will enter into contracts for the construction of the building and its adjacent areas and landscaping; hire labor, to the extent not provided under construction contracts; purchase materials, to the extent not purchased under construction contracts; retain the services of local real estate brokers and arrange for advertising; and contract for other goods and services required to complete the project. He will be responsible for assuring that the project is completed on time, in accordance with its specifications and within its prescribed cost.

We have used independent project managers for our condominium projects, but may not do so in the future. A project manager will typically receive a fee of approximately 7% of construction costs, including the costs of materials and labor. We do not intend to hire an internal sales staff.

Construction Materials

We believe that the materials required for construction of our projects will for the most part be readily available in local markets and that, in most cases, they will be locally produced. At present, we believe that it will be possible to acquire imported materials to the extent necessary, at higher cost than local materials. Nevertheless, it is possible that the supply of such materials may be disrupted, as has occurred in Venezuela due to political unrest (see “Business – Delays in Projects Due to Political and Other Conditions in Venezuela,” or that their cost may rise. We intend to provide in each contract for the purchase of a condominium for escalation in its price in the event that the cost of materials increases above a prescribed level during the period from the signing of a contract of purchase for a unit to its delivery in countries, including Argentina, where such a provision is legally permissible. In countries, including Venezuela, where such a provision is not legally permissible, we will estimate increases in such costs over such period and take this estimate into account in establishing the contract price for the unit, but we can give no assurance that we will be able to make such estimate accurately or be aware of all existing or future factors that might affect such costs. Our failure accurately to make such estimate could adversely our profit on the unit or could even result in a loss.

Labor

We believe that labor for construction of our products will be readily available. Labor disruptions as a result of strikes or political demonstrations occur more often in Latin America than in the United States and are occurring with increasing frequency in Venezuela (see “Business – Delays in Projects Due to Political and Other Conditions in Venezuela”). We intend to provide in each contract for the purchase of a unit for escalation in its price in the event that labor costs increase above a prescribed level during the period from the signing of a contract of purchase for a unit to its delivery in countries, including Argentina, where such a provision is legally permissible. In countries such as Venezuela, where such a provision is not legally permissible, we will estimate increases in labor costs over such period and take this estimate into account in establishing the contract price for the unit, but we can give no assurance that we will be able to make such estimate accurately or be aware of all existing or future factors that might affect such costs. Our failure accurately to make such estimate could adversely our profit on the unit or could even result in a loss.

Competition

We compete primarily in the luxury condominium and luxury hotel segments of their respective industries on the basis of location, price, quality, reputation, design, amenities, and our customers’ overall experiences. These industries in the markets in which we operate or intend to conduct operations are fragmented and highly competitive. We do not believe that any of our competitors in these areas has as much as 5% of the number or value of the hotels or condominiums constructed in these markets. In each of these markets, there are numerous builders of condominiums with which we will compete and our market share is expected to be less than 1% of the units built or the value of the units sold. We will also compete with sales of existing housing inventory, and any provider of housing units, for sale or for rent, including apartment operators and businesses that convert apartments into condominiums, may be considered a competitor. With respect to luxury hotels, we expect that the hotel to be built by the Tulasi Mandir Hotel to be significant competitors in the areas where we are constructing them.

Table Of Contents	7

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

In the United States, our only operations will be obtaining financing for our foreign projects. As such, we will be subject to state and federal securities laws if we issue securities in connection with such financing. We are also required by Section 13 of the Exchange Act to file periodic reports with the SEC, including an annual report containing audited financial statements. We will also be required to file Federal and State tax returns. The costs associated with these matters and the amount of time expended by management in connection therewith may be material.

In the foreign counties where we have projects, our most significant regulatory burden is obtaining construction permits. Generally, construction permits (including requisite environmental permissions) are routinely granted in 90 to 120 days, provided that sufficiently detailed plans and other documents necessary to support the issuance of the permit are submitted. However, permitting processes have moved substantially more slowly in Venezuela (see “Business – Delays in Projects Due to Political and Other Conditions in Venezuela”). While the cost of obtaining these permits is not expected to be material, there is a material amount of management time involved in obtaining them. Environmental laws are not as fully developed in these countries as they are in the United States and we do not expect to expend material amounts in connection with complying with them or to experience delays as a result of them. We will also be required to file tax returns in these countries, but do not expect to incur material costs in connection with doing so.

In addition to existing regulations, more stringent requirements could be imposed in the future, thereby increasing the cost of compliance and potentially adversely affecting our profitability.

Employees

We have three employees, namely, our two executive officers and an agro-engineer employed by IKAL.

Delays in Projects Due to Political and Other Conditions in Venezuela.

The death of Hugo Chavez, President of Venezuela, in March 2013, the ensuing political campaign for the election of his successor, continuing civil unrest and political demonstrations, currency flights, labor strikes, continuous inflation and devaluations have affected businesses generally in Venezuela because they have resulted in delays in governmental administrative processes and have materially slowed the conduct of business. Another result is that we have encountered delays in procuring construction materials. We expect these conditions to continue for, and perhaps worsen in, the foreseeable future. The Company has had difficulty in addressing these issues successfully, and they have affected the timing required for financing, construction permits, inspections, completion and recording of property transfers. Accordingly, we will not complete the Los Naranjas 320 Project, and may not complete the Tulasi Mandir Spa and Hotel and the Hotel Santo Cristo de Pariaguan, on schedule. Some delays may be indefinite.

Table Of Contents	8

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

ITEM 2. PROPERTIES

We have offices at 888 Brickell Key Drive, Unit 1102, Miami, FL 33131. We do not have a lease and we do not pay rent for the leased space. Except as described above under the caption “Business” we do not own, lease or have an interest in any properties.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings nor are any of our property the subject of any pending legal proceedings.

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Pink tier maintained by OTC Markets Group Inc. under the symbol “MSPC.”

The following table reflects the high and low closing bid information for our common stock for each fiscal quarter during the fiscal years ended December 31, 2016, 2015 and 2016 and for the first quarter of 2017 through March 15. The bid information was obtained from OTC Markets Group, Inc. and reflects prices between dealers, without retail mark-up, markdown or commission, and may not represent actual transactions.

Quarter Ended	Closing Bid High	Closing Bid Low
Fiscal Year 2017
March 31, 2017 (through March 15, 2017)	$—	$—
Fiscal Year 2016
December 31, 2016	$—	$—
September 30, 2016	$0.0001	$0.0001
June 30, 2016	$0.0001	$0.0001
March 31, 2016	$0.0075	$0.0001
Fiscal Year 2015
December 31, 2015	$0.01300	$0.0022
September 30, 2015	$0.0200	$0.0101
June 30, 2015	$—	$—
March 31, 2015	$0.0004	$0.0001

Table Of Contents	9

Fiscal Year 2014
December 31, 2014	$0.0280	$0.0001
September 30, 2014	$0.0003	$0.0001
June 30, 2014	$0.0008	0.0002
March 31, 2014	$0.0015	$0.0005

The information in the table above has not been adjusted for the 1-for-1,000 reverse stock split effected on September 11, 2015, and 1-for-500 reverse stock split effected on October 31, 2014.

As of December 31, 2015, we had 66 holders of record of our common stock.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities.

On August 13, 2012, the Company made a Promissory Note in the principal amount of $260,000 in favor of Richard S. Astrom in exchange for $170,146 of advances that he had made to the Company and 10,000,000 shares of the Company’s Series A Preferred Stock. This note was exchanged pursuant to a Promissory Note Exchange Agreement, dated February 19, 2014, between the Company and Mr. Astrom, for a Convertible Promissory Note in a like principal amount and of even date with the Promissory Note Exchange Agreement. The principal of and interest on this note (the “First Convertible Promissory Note”) was convertible into shares of Common Stock at a conversion price of 41.5% of the Current Market Price, as defined. This note was made and delivered in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 as a transaction not involving a public offering and/or Rule 506 thereunder. The Company issued 480,000,000 shares of Common Stock (or 960 shares after the effect of reverse stock splits) upon conversions of this note between February 14 and April 23, 2014, under the exemption from registration provided by Rule 144.

The First Convertible Promissory Note was exchanged pursuant to a Promissory Note Exchange Agreement, dated May 1, 2014, between the Company and Mr. Astrom (the “Second Convertible Promissory Note Agreement”) for a Convertible Promissory Note of even date therewith in the principal amount of $66,944.04, being the unpaid balance of the First Convertible Promissory Note and the Promissory Note Exchange Agreement. This note was made and delivered in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 as a transaction not involving a public offering and/or Rule 506 thereunder. The principal of and interest on this Convertible Promissory Note (was initially convertible into shares of Common Stock at a conversion price equal to its par value of $0.000001 per share; however, on July 14, 2014, the Second Convertible Promissory Note Agreement was amended to change the conversion price to 2.5% of the Current Market Price, as defined. The Company issued 3,224,300,000 shares of Common Stock (or 3,224,300 shares after the effect of reverse stock splits) upon conversions of this note between November 25, 2014, and August 21, 2015, and 178,031,000 shares of Common Stock between September 18, 2015, and November 11, 2015, under the exemption from registration provided by Rule 144.

On February 24, 2014, the Company borrowed $40,000 under an 8% Convertible Redeemable Note, due February 25, 2015, in the like principal amount, made in favor of LG Capital Funding, LLC (“LG”). This note was made and delivered in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 as a transaction not involving a public offering and/or Rule 506 thereunder. The principal of and interest on this Convertible Promissory Note is convertible into shares of Common Stock at a conversion price equal 58% of the lowest closing bid price of the Common Stock as reported on the National Quotations Bureau OTCQB exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future for the 15 prior trading days including the day upon which a notice of conversion is received by the Company. The Company issued 152,622,579 shares of Common Stock (or 305 shares after the effect of reverse stock splits) upon a conversion of this note on September 17, 2014, and 130,913,598 shares of Common Stock between January 15, 2015, and April 20, 2015 (or 130,914 shares after the effect of reverse stock splits), upon conversions of this note under the exemption from registration provided by Rule 144.

Table Of Contents	10

On February 6, 2015, the Company borrowed $42,000 under a Convertible Promissory Note, dated that date made by the Company in favor of LG; no conversions were made under this note. On July 28, 2015, LG assigned this note to Apollo Capital Corp. (“Apollo”), and on that date, the note was exchanged for an Amended and Restated Convertible Promissory Note in the principal amount of $42,000 made by the Company in favor of Apollo, which is convertible into shares of Common Stock at a conversion price of 30% of the average of the lowest Trading Price (as defined) for the Common Stock during the period of 30 Trading Days (a Trading Day being defined as any day on which the Common Stock is quotable for any period on the OTC, or tradable on the principal securities exchange or other securities market on which the Common Stock is then being traded). Each of these notes was made and delivered in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 as a transaction not involving a public offering and/or Rule 506 thereunder. The Company issued 200,000,000 shares of Common Stock (or 200,000 shares after the effect of reverse stock splits) upon a conversion of this note on August 28, 2015, and 1,563,334 shares of Common Stock between October 6, 2015, and October 10, 2015 (or 130,914 reverse after the effect of reverse stock splits), upon conversions of this note under the exemption from registration provided by Rule 144.

On November 19, 2014, the Company issued 800,000,000 shares of Common Stock to Oscar Brito, one of its officers, under the Company’s Restricted Stock Plan, and on September 11, 2015, issued 800,000,000 and 799,200,000 shares of Common Stock respectively to Carlos Daniel Silva, one of its officers, and Mr. Brito. These issuances were made to Accredited Investors, as defined in Regulation D under the Securities Act and were exempt from registration thereunder. For further information respecting these issuances, see “Directors, Executive Officers and Corporate Governance - Executive Compensation – Equity Awards, Grant Based Awards, Stock Options, Pension Benefits and Deferred Compensation.”

On March 10, 2014, May 1, 2015, May 8, 2015, and September 11, 2015, the Company issued a total of 340,000 shares of Common Stock (adjusted for reverse stock splits) under 4 consulting agreements. These shares were issued made and delivered in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 as transactions not involving a public offering and/or Rule 506 thereunder.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The financial data discussed below are derived from the audited consolidated financial statements of the Company as at December 31, 2015, which were prepared and presented in accordance with generally accepted United States accounting principles. These financial data are only a summary and should be read in conjunction with the financial statements and related notes contained elsewhere herein, which more fully present our financial condition and operations as at that date. We do not believe that the results set forth in these consolidated financial statements are necessarily indicative of our future performance. This section and other parts of this report contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements.

Overview

We are a development stage company and there is substantial doubt about our ability to continue as a going concern because we will need a substantial amount of additional capital to continue our operations. No assurance can be given that any additional capital can be obtained or, if obtained, will be adequate to meet our needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted or we could be forced to terminate operating. In addition, the following matters may affect our ability to continue as a going concern.

Table Of Contents	11

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2015

COMPARED TO

FISCAL YEAR ENDED DECEMBER 31, 2014

Revenues

Revenues for the year ended December 31, 2015 (“FY 2015”) were $214,271 compared to $0.00 for the year ended December 31, 2014(“FY 2014”).

Gross Profit

We generated gross profit of $94,918 for FY 2015, compared with $0 for FY 2014. All of this profit was earned by IKAL’s vineyards.

Operating Expenses

Operating expenses for FY 2015 were $600,275, compared to operating expenses of $65,648 for FY 2014. Operating expenses increased for FY 2015 over FY 2014 primarily due to an increase in salaries and wages of approximately $50,000, increases in legal and consulting fees, and an increase of stock based compensation of approximately $239,000. The primary component of our operating expenses during both FY 2015 and FY 2014 was general and administrative expenses. The sole component of our operating expenses during both FY 2015 and FY 2014 was general and administrative expenses. Of these expenses, $67,000 was for salary for FY 2015, and $15,000 for FY 2014.

Income (Loss) from Operations

We had an operating loss of $505,357 for FY 2015, as compared to an operating loss of $65,648 for FY 2014. The loss was higher for FY 2015, as compared to FY 2014, for the reason that operating expenses were higher for FY 2015, as stated above.

Other Income (Expense)

We recorded interest expense of $12,321,666 in FY 2015, as compared to $369,609 in FY 2014. This expense increased in FY 2015 due to interest incurred on promissory convertible notes and the excess of derivative liability over the face amount of the notes. We also recorded a gain on change in fair value of derivative of $749,974 in FY 2015, which resulted from the valuation of derivatives at December 31, 2015, as compared to a loss on change in fair value of derivative incurred in FY 2014, which resulted from the valuation of derivatives at December 31, 2015, as well as a gain on extinguishment of debt of $1,882,323, which resulted from convertible notes converted during FY 2015, as compared to a loss extinguishment of debt of $124,753, which resulted from convertible notes converted during FY 2014.

Net Loss

Our net loss for FY 2015 was $10,194,726, compared with $3,572,349 for FY 2014.

Net Loss Attributable to Common Stockholders

Net loss applicable to common stockholders for FY 2015, was $10,526,768, compared to $3,572,349 for FY 2014.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2015, we had total current assets $245,903, of which $58,668 was in cash, and at December 31, 2014, we had total current assets of $39,010, none of which was cash. On those dates, we had total stockholder deficits of $7,628,426 and $2,882,392, respectively.

All assets are recorded at historical cost. Management reviews on an annual basis the book value, along with the prospective dismantlement, restoration, and abandonment costs and estimate residual value for the assets, in comparison to the carrying values on the financial statements.

Table Of Contents	12

Net Cash (Used in) Provided By Operating Activities

During FY 2015, net cash used in operating activities was $142,480, compared to $43,845 during FY 2014.

Net Cash Provided by Investing Activities

We received net cash of $19,505 from investing activities in FY 2015, compared with $0 in FY 2014.

Net Cash (Used in) Provided by Financing Activities

In FY 2015, net cash provided by financing activities was $160,994, resulting from a note payable of $216,000 and proceed of issuance of stock of $400, offset by a repayment of note payable of $56,000 and prepayment of an overdraft of $166. During FY 2014, net cash provided by financing activities was $40,666, resulting from loans of $40,500, of which $500 was a loan from our chief executive officer, offset by an overdraft of $166.

At December 31, 2015, we had a stockholders’ deficit of $7,628,426 and a working capital deficit of $12,563,783. We do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. The report of our independent registered public accounting firm on our audited financial statements at December 31, 2015, contains a paragraph regarding doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent on the successful execution of its projects so as to generate revenues and profits, controlling operation expenses, negotiating extensions of existing loans and raising either debt or equity financing. There is no assurance that we will be able to negotiate extensions of loans or raise debt or equity financing on terms acceptable to us or at all or successfully execute any of the other measures set forth in the previous sentence. As stated above, our ability to obtain loans for our Venezuelan projects and to complete them, is adversely affected by political conditions in that country and our ability to obtain funding from pension funds in Argentina has been restricted by the nationalization of the largest Argentine pension funds. As a result, we cannot predict when these projects will be commenced or completed.

The Company believes that it will require approximately $350,000 to fund its basic operations for the next 12 months. The Company needs an additional $13,816,051 to fund its projects to completion, of which $2 million will be needed through December 31, 2017. It intends to raise these funds through bank loans, the sale of debt or equity securities, finding joint venture partners, preconstruction sales of condominiums, time share units and office/commercial space, deposits and/or progress payments thereon.

In Latin American countries, the proceeds of preconstruction sales and deposits are not held in escrow pending closing, but may be used freely. Most commonly, the Company will make a preconstruction sale of one or a few penthouse or luxury condominiums in a project at a discount of 15%-25% from their list price. This discount approximates the rate of interest that the Company would pay for borrowed money in these countries. Such preconstruction sales and deposits are respectively expected to provide approximately 10% to 25% of a project’s costs. We may adopt the same practice with respect to time shares. As indicated above, we plan to presell office/commercial space in the Hotel Santo Cristo de Pariaguan project.

At December 31, 2015, the Company had issued $394,729 principal amount of convertible promissory notes, in addition to the note described above, of which $319,760 was unpaid and an unconvertible promissory note in the principal amount of $10,000. All of these notes are in default, either because they were not paid at maturity or because the Company has failed to comply with the covenants set forth therein. The notes that have not been paid at maturity are due and payable and the notes with respect to which the Company has not complied with their covenants are subject to acceleration by their holders. The Company cannot repay the former and, in the event of acceleration, could not repay the latter. Furthermore, the Company does not has sufficient authorized and unissued shares to convert the outstanding principal amount of all of the convertible notes and the Series D PIK Convertible Preferred Stock, which would, at current market prices, require substantially more than the number of authorized and unissued shares of Common Stock; this situation will be aggravated when the shares of Series B PIK Convertible Preferred Stock and Series C PIK Convertible Preferred Stock become convertible on February 1, 2016. Further, any shares issued upon such conversion could not be sold under Rule 144 because the Company is a former shell company that has failed to comply with its reporting requirements under the Securities Exchange Act of 1934. All of the authorized and unissued share of Common Stock at any time available are reserved for the conversion of convertible notes held by three affiliated holders, who together hold $223,685 of unpaid principal amount of these notes.

Table Of Contents	13

The very large number of shares of Common Stock issuable upon conversion of these notes and shares of preferred stock and the unavailability of shares to be issued upon conversion should be considered carefully by potential investors in the Common Stock and potential purchasers of convertible instruments because substantial dilution of their interests is likely and/or they may be unable to convert their instruments.

The $319,760 required for the Company to pay the above notes is included in the $13,816,051 that the Company will require to fund its basic operations for the next 12 months, although the Company believes that, in light of its financial condition, if the Company is able again to comply with its reporting requirements such that Rule 144 again becomes available for the sale of shares issued upon conversion of these notes, their holders will convert their notes and sell the resulting shares of Common Stock, rather than enforce payment of the notes. We intend to ask for extensions of the maturity dates of these notes and for waivers of default for failure to comply with the covenants set forth therein, but none of the holders is obligated to extend or waive. Further, we have no information as to whether or on what terms any such extension or waiver would be granted. The Company plans to obtain such funds through the sale of debt or equity securities and from any profits that it receives from the Chacabuco project, rather than from preconstruction sales of condominiums and/or deposits on condominium units sold after construction of its other projects commence but before these units are delivered.

We can give no assurance that any of the funding described above will be available on acceptable terms, or available at all. If we are unable to raise funds in sufficient amounts, when required or on acceptable terms, we may have to significantly reduce, defer or discontinue our operations. To the extent that we raise additional funds by issuing equity securities or securities that are convertible into the Company’s equity securities, its stockholders may experience significant dilution.

Contractual Obligations

The following table sets forth information with respect to our known contractual obligations as of December 31, 2015, setting forth their types and the times at which they are due.

Payments due by period

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Long-Term Debt Obligations	$ 394,729	$ 242,993	151,736	0	0
Capital Lease Obligations	0		0	0	0
Operating Lease Obligations	0	0	0	0	0
Purchase Obligations*	$ 0	$ 0	$ 0	$ 0	0
Other Long-Term Liabilities Reflected on Our
Balance Sheet under GAAP	0	0	0	0	0
Total	$ 394,279	$ 242,993	$ 151,736	$ 0	0

Table Of Contents	14

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

Unstable economic and political conditions in Venezuela and, to a lesser extent, Argentina have affected us adversely in the past and will continue so to affect us in the future. Particularly with respect to Venezuela, it is difficult to predict with any precision future trends, their effect on us and the manner in which we will be able, if at all, to ameliorate them. For further information respecting conditions in Venezuela, See “Business – Urban Spaces – Delays in Project Due to Political and Other conditions in Venezuela.”

Inflation

According to the CIA Factbook, the inflation rate in Argentina in 2015 was 26.5% and in Venezuela was 275% for that year. We protect ourselves from inflation by pricing our units in United States dollars. We believe that the persons who constitute our target markets are relatively insensitive to the effects of inflation.

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

Table Of Contents	15

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

Table Of Contents	16

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Table Of Contents	17

Paritz	& Company, P.A	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201) 342-7753 Fax: (201) 342-7598 E-Mail: PARITZ@paritz.com

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Metrospaces, Inc.

We have audited the accompanying consolidated balance sheets of Metrospaces, Inc.as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metrospaces, Inc. as of December 31, 2015 and 2014, and the results of its operations and cash flows for the years ended December 31, 2015 and 2014 in conformity with accepted accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has generated minimal revenues, has an accumulated deficit of $14,238,658, and a stockholders’ deficit of $7,628,426 as of December 31, 2015. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management plans are also discussed in Note 3. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

/S/Paritz & Company, P.A.

Hackensack, New Jersey

March 21, 2017

Table Of Contents	18

METROSPACES, INC.
Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014

ASSETS
Current Assets
Cash and cash equivalents	58,668	—
Accounts receivable	1,033	—
Inventory	11,223	—
Prepaid and other current assets	174,979	39,010
Total Current Assets	245,903	39,010

Advance payment for real property	369,891	369,991
Investment in non-consolidated subsidiary	159,910	150,000
Property and equipment, net	4,456,832	—
Goodwill	—	—

TOTAL ASSETS	5,232,536	559,001

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank overdraft payable	—	166
Accounts payable	71,440	—
Accrued expenses	608,184	68,750
Accrued interest	74,312	52,013
Sales deposit	34,046	34,046
Long term debt related party	—	400,000
Notes payable - related parties	16,990	166,590
Current portion of convertible notes payable, net of discount of $77,992 and $12,365	90,032	64,528
Note payable	10,000	10,000
Derivative liability	11,904,682	2,645,300
Total Current Liabilities	12,809,686	3,441,393

Convertible notes payable, net discount of $100,406 and $0	51,276	—
TOTAL LIABILITIES	12,860,962	3,441,393

Stockholders' Deficit
Preferred stock, $0.000001 par value, 8,000,000 shares authorized	—	—
Series B Preferred Stock, $0.000001 par value, 2,000,000 shares authorized, 1,200,000 shares issued	1	—
Series C Preferred Stock, $0.000001 par value, 100,000 shares authorized, 45,354 shares issued	0	—
Series D Preferred Stock, $0.000001 par value, 400,000 shares authorized, 0 shares issued	—	—
Common Stock, $0.000001 par value, 10,000,000,000 shares authorized 1,784,461,982 and 846,745 shares issued and outstanding	1,785	847
Additional paid in capital	6,747,974	1,160,693
Accumulated other comprehensive loss	(139,528)	—
Accumulated deficit	(14,238,658)	(4,043,932)
Total Stockholders' Deficit	(7,628,426)	(2,882,392)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	5,232,536	559,001

The accompanying notes are an integral part of these financial statements.

Table Of Contents	19

METROSPACES, INC.
Consolidated Statement of Operations

	Year Ended
	December 31,
	2015	2014

Revenue, net of discounts	$ 214,171	$ -
Cost of revenue	119,253	-
Gross profit	94,918	-

Operating Expenses
General and administrative expenses	600,275	65,648
Total operating expenses	600,275	65,648

Operating Loss	(505,357)	(65,648)

Other Income (expense)
Interest expense	(12,321,666)	(369,609)
Gain (loss) on change in fair value of derivative	749,974	(3,012,339)
Gain (loss) on extinguishment of debt	1,882,323	(124,753)
Total other income (expense)	(9,689,369)	(3,506,701)

Net loss before taxes	(10,194,726)	(3,572,349)

Income tax benefit	-	-

Net Loss	$ (10,194,726)	$ (3,572,349)

Preferred stock dividend	(332,042)	-

Net Loss attributable to common stockholder	$ (10,526,768)	$ (3,572,349)

Other comprehensive income (loss)
Foreign currency transaction adjustment	(139,528)	-

Comprehensive Loss	$ (10,334,254)	$ (3,572,349)

Net loss per common share - basic and diluted	$ (0.01)	$ (168.77)

Weighted average of common shares - basic and diluted	1,634,607,933	21,167

Other comprehensive income (loss)
Foreign currency transaction adjustment	(139,528)	-

Comprehensive Loss	(10,284,254)	(3,572,349)

Net loss per common share - basic and diluted	(0.01)	(168.77)

Weighted average of common shares - basic and diluted	1,634,607,933	21,167

The accompanying notes are an integral part of these financial statements.

Table Of Contents	20

METROSPACES, INC.
Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (10,194,726)	$ (3,572,349)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	30,286	-
Stock-based compensation	280,519	-
Payment of expenses by issuances of convertible notes	100,976	-
Salary accrued to related party	11,250	-
Non-cash interest expense	12,283,517	367,417
(Gain) loss on change in fair value of derivative	(749,974)	3,012,339
(Gain) loss on extinguishment of debt	(1,882,323)	124,753
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	41,220	-
Inventory	(11,223)	-
Prepaid expenses and other assets	(55,321)	(10,000)
Increase (decrease) in operating liabilities:
Accounts payable	17,751	4,995
Accrued expenses	(14,432)	29,000
Net Cash Used in Operating Activities	(142,480)	(43,845)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from acquisition	29,415	-
Investment	(9,910)	-
Net Cash provided by Investing Activities	19,505	-

Table Of Contents	21

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	(166)	166
Proceeds from issuance of note payable	216,860	40,000
Repayment of note payable	(56,100)	-
Proceeds from issuance of stock	400	-
Proceeds from stockholder loans	-	500
Net Cash Provided By Financing Activities	160,994	40,666

Effect of exchange rate on cash	20,649	-

Net increase (decrease) in cash and cash equivalents	58,668	(3,179)
Cash and cash equivalents, beginning of period	-	3,179
Cash and cash equivalents, end of period	$ 58,668	$ -

Supplemental cash flow information
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

Non-cash transactions:
Derivative liability recognized as debt discount	$ 2,974,163	$ 300,000
Conversion of convertible debt into common stock	$ 38,234	$ 223,107
Conversion of convertible debt into series C preferred stock	$ 3,412,064	$ -
Common Stock issued from conversion of convertible debt	$ 1,678,247	$ 1,065,533
Series B preferred stock issued from conversion of debt	$ 550,000	$ -
Preferred stock dividend accrued	$ 332,042	$ -

The accompanying notes are an integral part of these financial statements.

Table Of Contents	22

METROSPACES, INC.
Statement of Changes in Stockholders’ Deficit

		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated
		Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, December 31, 2013		—	$—	—	$—	4,860	$0	$42,000	$—	$(471,583)	$(429,583)

	Issuance of common stock upon conversion of convertible debt					41,885	0	1,065,533			1,065,533
	Restricted stock awards					800,000	1	(1)			-
	Gain on exchange of property with related party							54,007			54,007
	Net loss								—	(3,572,349)	(3,572,349)
Balance, December 31, 2014		—	—	—	—	846,745	1	1,161,539	—	(4,043,932)	(2,882,392)

	Series B Preferred stock issued upon conversion of long term loan	600,000	1					549,999			550,000
	Series B Preferred stock issued as compensation	600,000	—					50,000			50,000
	Preferred stock dividend							(332,042)			(332,042)
	Series C Preferred stock upon conversion of note			45,354	0			3,412,064			3,412,064
	Issuance of common stock upon conversion of convertible debt					189,384,349	189	1,679,094			1,679,282
	Stock compensation					1,594,230,888	1,595	227,321			228,916
	Issuance of convertible note(derivatives)										-
	Translation adjustment								(139,528)		(139,528)
	Net loss									(10,194,726)	(10,194,726)

Balance, December 31, 2015		$1,200,000	$1	$ 45,354	$0	$1,784,461,982	$1,785	$6,747,974	$ (139,528)	$(14,238,658)	$(7,628,426)

The accompanying notes are an integral part of these financial statements.

Table Of Contents	23

METROSPACES, INC.
Notes to Consolidated Financial Statements
December 31, 2015

Note 1 – Business

Metrospaces, Inc. (the “Company”) was incorporated as “Strata Capital Corporation” on December 10, 2007, under the laws of the State of Delaware. Urban Spaces, Inc. (“Urban Spaces”) was incorporated on April 3, 2012, under the laws of the State of Nevada and thereafter formed Urban Properties LLC, a Delaware limited liability company and its 99.9% owned subsidiary (“UPLLC”). Through Urban Spaces and its subsidiaries, the Company builds, sells and manages condominium properties located in Argentina and Venezuela. On January 13, 2015, the Company acquired all of the outstanding shares of stock of Bodega IKAL, S.A., an Argentine corporation (“IKAL”), and Bodega Silva Valent S.A., an Argentinian corporation, which collectively own 185 acres of vineyards, from which they currently sell grapes to local wineries. Through its 60% - owned subsidiary Caribe Mar, C.A. (“Carib Mar”), the Company is planning to build a hotel on Coche Island in the State of Nueva Esparta, Venezuela.

Note 2 – Significant accounting policies

Basis of Consolidation

The financial statements have been prepared on a consolidated basis, with the Company’s subsidiaries, Bodega IKAL S.A. and Bodega Silva Valent S.A. No intercompany balances or transactions exist during the period ended December 31, 2015.

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

Table Of Contents	24

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

Revenue Recognition

The Company follows the guidance of the Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. We record revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the selling price to the customer is fixed or determinable and collectability of the revenue is reasonably assured.

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

Table Of Contents	25

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

The change in the level 3 financial instrument is as follows:

Balance January 1, 2014	$—
Issued during the year ended	545,061
Converted during the year	(912,100)
Change in fair value recognized in operations	3,012,339

Balance December 31, 2014	2,645,300

Balance January 1, 2015	2,645,300
Issued during the year ended	14,540,743
Converted during the year	(4,531,387)
Change in fair value recognized in operations	(749,974)

Balance December 31, 2015	$11,904,682

The estimated fair value of the derivative instruments were valued using the Black-Scholes option pricing model, using the following assumptions at December 31, 2015:

Estimated Dividends	None
Expected Volatility	100.89% to 850.00%
Risk free interest rate	0.57%
Expected term	0.10 to 1.52 years

Table Of Contents	26

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

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities. During the year ended December 31, 2015, the Company recognized a gain on extinguishment of $1,882,323 from the conversion of convertible debt with a bifurcated conversion option.

Foreign Currency Translation

The functional currency of Bodega IKAL, S.A and Bodega Silva Valent S.A. is denominated in Argentine peso. Assets and liabilities of these operations are translated into United States dollar equivalents using the exchange rates in effect at the balance sheet date. Revenues and expenses are translated using the average exchange rates during each period. Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in accumulated other comprehensive income in shareholders’ deficit.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues, has an accumulated deficit of $14,238,658, and stockholders’ deficit of $7,628,426, as of December 31, 2015. The continuation of the Company as a going concern is dependent upon, among other things, continued financial support from its stockholders and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

Management plans to alleviate the going concern issues through future equity and debt financing opportunities currently being pursued.

Note 4 – Acquisitions

On January 13, 2015, the Company acquired all of the outstanding shares of common stock of Bodega IKAL, S.A., and all of the outstanding shares of common stock of Bodega Silva Valent S.A., both of which are Argentine corporations which collectively own 185 acres of vineyards that produce grapes that they sell to local wineries. The initial consideration for these shares was a convertible promissory note in the principal amount of $4,500,000. The acquisitions have been recorded in accordance with the acquisition method of accounting and have included the financial results of the acquired companies from the date of acquisition. On June 13, 2015, the unpaid $4,443,000 of the unpaid principal of the note was exchanged for 45,354 shares of Series C PIK Convertible Preferred Stock. For a description of this series, see Note 14. he Company accounted for this exchange as an extinguishment of debt, whereby it recorded the fair value of its Series C PIK Convertible Preferred Stock based on a third party valuation of the stock, and recorded the difference between the fair value, the carrying value of the debt (net of discount) and the bifurcated conversion option, which aggregated $1,687,807 and recorded as a gain on extinguishment of debt. Pro forma historical results of operations have not been presented because they are not material to the consolidated statement of operations.

Table Of Contents	27

On June 4, 2015, the company entered into agreements under which agreed to acquire 60% of the shares of Caribe Mar, C.A. (“Caribe Mar”). Caribe Mar owns 129,000 square feet of land on Coche Island in the State of Nueva Esparta, Venezuela, on which it plans to build a hotel. After the hotel is built, the Company plans either to operate it or enter into an arrangement with a third party for its operation. On November 14, 2014, the Company issued 2,000 shares of its Series D PIK Convertible Preferred Stock and at the closing will pay $50,000 in cash. For a description of this series, see Note 14. The Company has also agreed to deliver 2,500 shares of its Series D PIK Convertible Preferred Stock to Oscar Brito, one of its officers at the closing.

The Company has estimated the fair value assets acquired and liabilities assumed as part of the acquisition and is currently undergoing a formal valuation and will adjust these estimates accordingly within the one year measurement period.

The following table summarizes the estimated fair values assigned to the assets acquired and liabilities assumed:

Net current assets	$376,514
Land	3,911,486
Equipment	212,000
Net Assets Acquired	4,500,000
Consideration	$4,500,000

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

Note 6 – Investment in non-consolidated subsidiary

On December 3, 2012, UPLLC assigned to GBS Fund I, LLC, a Florida limited liability company (the “Fund”), UPLLC’s rights to acquire all of the outstanding shares of Promotora Alon-Bell, C.A., a Venezuelan corporation which owns vacant land located in Venezuela upon which a condominium project is to be constructed. UPLLC had acquired such rights from a stockholder of the Company in exchange for a promissory note in the principal amount of $150,000. (See note 7.) This stockholder had acquired his rights to acquire these shares under an agreement with their holders, pursuant to which he paid them $150,000 in cash. This investment, which represents an interest of 26.32% in the Fund, is being accounted for under the cost method of accounting due to the Company not having any significant influence. The Fund acquired the shares in Promotora Alon-Bell, C.A. on December 16, 2012.The Company has not recognized any gain or loss from its investment since the subsidiary has not yet commenced any operations.

Note 7 – Long Term Debt – Related Party

On April 13, 2012, the Company entered into an agreement to purchase nine condominium units from GBS Capital Partners (GBS), a related party of the Company, in exchange for a two year non-interest bearing note payable. Interest has been imputed at a rate of 8% per annum.

The Company has recorded an initial debt discount of $84,016 related to the imputed interest which was amortized on the effective interest rate method over the term of the note, which was fully amortized as of December 31, 2014.

On December 5, 2014, the Company entered into an agreement with GBS to return 4 of the 9 loft-type condominium units in exchange for $350,000 of the debt leaving a remaining balance of $400,000 on December 31, 2014, which was past due.

On February 19, 2015, the Company exchanged the $400,000 of debt to GBS described above for 450,000 shares of Series B PIK Convertible Preferred Stock, $150,000 of debt to the Company’s shareholder referred to in Note 8 for 150,000 such shares and issued 600,000 shares of such stock to the Company’s chief executive officer under his employment agreement. For a description of this series, see Note 14.

Table Of Contents	28

Note 8 – Notes Payable – Related Parties

Notes Payable – Related Party

(a)	$150,000 promissory note payable to a shareholder of the Company incurred for the transfer of an option to purchase the outstanding shares of Promotora Alon-Bell, C.A. (See Note 6), which was due April 20, 2014, and bears interest at the rate of 11% per annum. Interest expense for the year ended December 31, 2014, charged to the statement of operations was $16,500. Accrued interest of $45,375 on this note is included in accrued interest on the accompanying balance sheet. See Note 14. On February 19, 2015 the Company exchanged the $150,000 of debt in exchange for 150,000 shares of newly designated shares of series B preferred stock.
(b)	During the period from the inception of Urban Spaces (April 3, 2012) through December 31, 2014, a stockholder of the Company paid operating expenses of the Company in the amount of $16,090. These amounts were recorded as a loan payable, bearing no interest and due on demand.

Note 9 – Acquisition Note Payable

In connection with the acquisition referred to in Note 4, the Company issued a convertible promissory note in the principal amount of $4,500,000. The note was convertible at, at any time at the option of the holder, into shares of Common Stock, as provided therein. The Company has determined that the conversion feature embedded in the note constituted a derivative and it has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt or a charge to interest expense where the derivative exceeds the carrying value of the note, on the accompany balance sheet, and revalued to fair market value at each reporting period. During the year ended December 31, 2015, the Company made principal payments aggregating $56,100. On June 13, 2015, the Company exchanged the unpaid $4,443,900 of the note and accrued interest thereon for 45,354 shares of our Series C PIK Convertible Preferred Stock.

Note 10 – Notes Payable

On August 28, 2013 the Company received a $10,000 bridge loan from a nonrelated party. The loan bears interest at 15% per annum and matured on February 14, 2014. The loan remains past due and the Company has continued to accrue interest on the note until an agreement with the lender for repayment has been reached.

Table Of Contents	29

Note 11 – Convertible Notes Payable

At December 31, 2015 and 2014, convertible notes payable consisted of the following:

	December 31,	December 31,
	2015	2014

On February 25, 2014, the Company entered into a Convertible Note Agreement in the principal amount of $40,000 with an unrelated third party. The note bears interest at 8% per annum and is convertible into shares of the Company’s common stock at the option of the holder at a purchase price equal to 58% of the lowest closing bid price of the Company’s common stock for fifteen prior trading days upon which a notice of conversion is received by the Company. The note matures on February 25, 2015, but may be redeemed by the Company for a) an amount equal to 125% of the unpaid principal if redeemed within the first 90 days of the note, b) an amount equal to 140% of the unpaid principal if redeemed after the 91st day but before the 151st day of the note, or c) an amount equal to 150% of the unpaid principal if redeemed after the 151st day but before the 180th day of the note. The note may not be redeemed by the Company after 180 days. The note has been discounted by its beneficial conversion feature of $6,444 at December 31, 2014. As at December 31, 2015, convertible note of $40,000 was converted and no discount remained.	$-	$40,000

On February 25, 2014, the Company entered into a Convertible Note Agreement in the principal amount of $40,000 with an unrelated third party, and an additional $42,000 on February 10, 2015. The notes bear interest at 8% per annum and are convertible into shares of the Company’s common stock at the option of the holder at a purchase price equal to 58% of the lowest closing bid price of the Company’s common stock for fifteen prior trading days upon which a notice of conversion is received by the Company. The note matures on February 10, 2016, but may be redeemed by the Company for a) an amount equal to 125% of the unpaid principal if redeemed within the first 90 days of the note, b) an amount equal to 140% of the unpaid principal if redeemed after the 91st day but before the 151st day of the note, or c) an amount equal to 150% of the unpaid principal if redeemed after the 151st day but before the 180th day of the note. The note may not be redeemed by the Company after 180 days. Since the inception of the note $40,0000 of principal of the note was converted into shares of common stock according to the terms of the convertible instrument.
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
On October 1, 2015, $83 of the note was converted into 276,667 shares of common stock.
On October 8, 2015, $386 of the note was converted into 1,286,667 shares of common stock.
On October 14, 2015, $265 of the note was converted into 883,333 shares of common stock.
As of December 31, 2015, a total of $46,734 of the notes have been converted.
As of December 31, 2015, the note is presented net of a discount of $2,559.

	73,500	-

Table Of Contents	30

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
On September 23, 2015, the Company entered into an agreement to extend the maturity date of the following notes;  $37,000 on April 8, $21,936 on April 17, and $9,800 on April 29, 2015. The new maturity date was extended by 1 year from the original maturity date.
As of December 31, 2015, the notes are presented net of a discount of $50,210.	97,736	-

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

On October 23, November 3, ,November 19, and November 24, 2015, the Comany entered into a Convertible Note Agreement in the principal amount for $12,000, $4,500, $13,000 and $2,000 respectively.   The notes bears interest at 10% per annum and are convertible into shares of the Company’s common stock at the option of the holder at a purchase price equal to 2.5% of the current market price which is the average of the daily closing price for a share of common stock for the three consecutive trading days ending on the trading day immediately prior to the day on which a conversion notice is delivered. The notes matures on the date which is one year after the agreement date.
As of December 31, 2015, the notes are presented net of a discount of $85,017.	121,100	-

On July 28, 2015, the Company entered into a Convertible Note Agreement in the principal amount of $25,000 with an unrelated third party. The notes bears interest at 12% per annum and are convertible into shares of the Company’s common stock at the option of the holder at a purchase price equal to 50% multiplied by the lowest closing bid price for the Common Stock during the 30 trading day period ending on the latest complete trading day prior to the conversion date. The note matures on January 28, 2017. As of December 31, 2015, the note is presented net of a discount of $16,667.	25,000	-

31

On October 8, 2015, the Company entered into a Convertible Note Agreement in the principal amount of $32,000 with an unrelated third party. The note bears interest at 8% per annum and is convertible into shares of the Company’s common stock at the option of the holder at a purchase price equal to 58% multiplied by the lowest closing bid price for the Common Stock during the 15 trading day period ending on the latest complete trading day prior to the conversion date. The note matures on October 8, 2016. As of December 31, 2015, the note is presented net of a discount of $24,000.	32,000	-

On October February 15, 2015,the Company entered into a Convertible Note Agreement, which was subsequent amended with an unrelated third party. The principal balance as of January 1, 2015 was $45,393. The note bears interest at 2.5% per annum, and is convertible into shares of the Company’s common stock at the option of the holder at a purchase price equal to 58% multiplied by the lowest closing bid price for the Common Stock during the 15 trading day period ending on the latest complete trading day prior to the conversion date. The notes mature on February 15, 2016. An amount of $36,734 was converted during the period ended December 31, 2015. As of December 31, 2015, the note is presented net of a discount of $0.	45,393	45,393
Total Convertible Notes	394,729	85,393
Notes converted	(74,969)	(8,500)
Discount of Convertible Notes	(178,452)	(12,365)
Total Convertible Notes	141,308	64,528

Less: current portion of convertible loan	(90,033)	(64,528)

Long-term convertible notes payable	$51,276	$-

The remaining principal balance of the convertible notes at December 31, 2015 was $349,336. The Company has determined that the conversion feature embedded in the notes constitutes a derivative and has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt, on the accompany balance sheet, and revalued to fair market value at each reporting period. The notes are presented net of a discount of $178,452, and net of notes converted of $38,234 as of December 31, 2015.

Note 12 – Related Party Transactions

A stockholder is a 33% partner in GBS Capital Partners (see Note 4), the entity from which the Company acquired the deposit of nine condominium units.

The stockholder referred to above is entitled to receive a monthly salary of $1,250. The Company has accrued an amount of $9,970 and $15,000 for the years ended December 31, 2015, and 2014, for salary. The Company has accrued an aggregate amount of $53,220 since inception which is reflected in accrued expenses in the accompanying Balance Sheet at December 31, 2015.

An amount of $50,000 was accrued as salary to the CEO of the Company during the period ending December 31, 2015.

On February 19, 2015, the Company issued 600,000 shares of Series B PIK Convertible Preferred Stock to the Company’s executive officer as payment under his employment agreement.

See Notes 5 and 7 regarding the partial assignment of the right to acquire 9 condominium units from an entity in which a stockholder of the Company has an interest.

Table Of Contents	32

Note 13 – Income Taxes

The reconciliation of income tax benefit at the U.S. statutory rate of 34% to the Company’s effective rate for the periods presented is as follows:

U.S. federal statutory rate	(34.0)
State income tax, net of federal benefit	(4.0)
Increase in valuation allowance	38.0
Income tax provision (benefit)	0.0

As of December 31, 2015, the Company had approximately $5,515,123 of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2032. Utilization of the NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the related regulations.

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

Note 14 – Stockholders Equity

Common stock

The Company is authorized to issue 10,000,000,000 shares of common stock, par value $0.000001 per share.

On October 31, 2014, the Company effected a 1-for-500 reverse stock split of its issued and outstanding shares of common stock and on September 11, 2015, the Company effected a 1-for-1000 reverse stock split of its issued and outstanding shares of common stock. All relevant information relating to numbers of shares and per share information have been retrospectively adjusted to reflect the reverse stock split for all periods presented.

During the year ended December 31, 2015, $36,734 of the principal amount of the convertible note payable to a related party referred to in Note 8 was converted into 2,070,300 shares of common stock according to the terms of the convertible instrument.

During the year ended December 31, 2015, $38,234 of the principal amount of the convertible notes payable referred to in Note 11 was converted into 187,314,049 shares of common stock according to the terms of the convertible instrument.

During the year ended December 31, 2015, 1,599,230,444 shares of common stock were issued as consulting fees and stock compensation valued at approximately $208,916.

As of December 31, 2015 and 2014, respectively, 1,784,461,982 and 846,745 shares of Common Stock were issued and outstanding.

Preferred stock

The Company is authorized to issue 8,000,000 shares of preferred stock, par value of $0.000001 per share, in series. Information as to each designated series is as follows:

Series B PIK Convertible Preferred Stock

The Board of Directors of the Company has designated 2,000,000 shares of preferred stock as Series B PIK Convertible Preferred Stock.

Shares of this series have a liquidation preference of $1.00, plus the value of the dividends accrued and unpaid thereon through the date of liquidation. Holders of shares of this series are entitled to receive cumulative dividends at the quarterly rate of $2.1875 per share from the date of their original issuance through the date of redemption or conversion thereof, payable in arrears on March 31, June 30, September 30 and December 31 of each year. Until December 31, 2019, such dividends shall be paid, at the Company’s option, (a) in kind, as fully paid and nonassessable shares of this series at the rate of 0.00021875 of a share for each $1.00 not paid in cash or (b) in cash. After December 31, 2017, shares of this series will be redeemable at the option of the Company, in whole or in part from and after the time that the closing price of the Common Stock on each trading day occurring during any period of twenty (20) consecutive trading days equals or exceeds $1.40 per share (subject to adjustment for stock splits, stock dividends and similar events). Each share will be redeemed in cash for $1.00, plus the value of the dividends accrued and unpaid thereon through the redemption date. Shares of this series are convertible into Common Stock after February 1, 2016, such that each share will be convertible into a number of shares of Common Stock equal to its liquidation value divided by 90% of the Market Price, as defined, of a share of Common Stock.

Table Of Contents	33

As of December 31, 2015 and 2014, 1,200,000 and 0 shares of this series were issued and outstanding.

Series C PIK Convertible Preferred Stock

The Board of Directors of the Company has designated 100,000 shares of preferred stock as Series C PIK Convertible Preferred Stock.

Shares of this series have a liquidation preference of $100, plus the value of the dividends accrued and unpaid thereon through the date of liquidation. Holders of shares of this series are entitled to receive cumulative dividends at the quarterly rate of $2.1875 per share from the date of their original issuance through the date of redemption or conversion thereof, payable in arrears on March 31, June 30, September 30 and December 31 of each year. Until December 31, 2019, such dividends shall be paid, at the Company’s option, (a) in kind, as fully paid and nonassessable shares of this series at the rate of 0.00021875 of a share for each $1.00 not paid in cash or (b) in cash. After December 31, 2017, shares of this series will be redeemable at the option of the Company, in whole or in part from and after the time that the closing price of the Common Stock on each Trading Day occurring during any period of twenty (20) consecutive trading days equals or exceeds $1.00 per share (subject to adjustment for stock splits, stock dividends and similar events). Each share will be redeemed in cash for $100, plus the value of the dividends accrued and unpaid thereon through the redemption date. These shares are convertible into Common Stock after February 1, 2016, such that each share will be convertible into a number of shares of Common Stock equal to its liquidation value divided by 90% of the Market Price, as defined, of a share of Common Stock.

As of December 31, 2015 and 2014, 45,354 and 0 shares of this series were issued and outstanding.

Series D PIK Convertible Preferred Stock

The Board of Directors of the Company has designated 400,000 shares of preferred stock as Series D PIK Convertible Preferred Stock.

These shares have a liquidation preference of $100, plus the value of the dividends accrued and unpaid thereon through the date of liquidation. Holders of shares of this series are entitled to receive cumulative dividends at the quarterly rate of $2.1875 per share from the date of their original issuance through the date of redemption or conversion thereof, payable in arrears on March 31, June 30, September 30 and December 31 of each year. Until December 31, 2019, such dividends shall be paid, at the Company’s option, (a) in kind, as fully paid and nonassessable shares of this series at the rate of 0.00021875 of a share for each $1.00 not paid in cash or (b) in cash. . After December 31, 2017, shares of this series will be redeemable at the option of the Company, in whole or in part from and after the time that the closing price of the Common Stock on each trading day occurring during any period of twenty (20) consecutive Trading Days equals or exceeds $1.00 per share (subject to adjustment for stock splits, stock dividends and similar events). Each share will be redeemed in cash for $100, plus the value of the dividends accrued and unpaid thereon through the redemption date. These shares are convertible into Common Stock at any time, such that each share will be convertible into a number of shares of Common Stock equal to its liquidation value divided by 90% of the Market Price, as defined, of a share of Common Stock.

As of December 31, 2015 and, 2014, no shares of this series were issued and outstanding.

Note 15 – Stock-Based Compensation

On November 4, 2014, the Board of Directors adopted the Metrospaces, Inc. Restricted Stock Plan. The plan is administered by the Company’s Compensation Committee. Also on November 4, 2014, the Compensation Committee granted an award of 800,000,000 shares under the plan to Oscar Brito, who then served as the Company’s Principal executive officer. The shares awarded vest as follows:

1.	After the Company publishes its audited annual financial statement for the year ended December 31, 2019, the Grantee shall receive a number of shares (subject to the Base Amount and Additional Annual Amount, as defined in the Plan), free of all restrictions, equal to the market value on the date of such publication, determined on the basis of the Last Price (as defined in the Plan), of twenty percent (20%) of the sum of the amounts, if any, shown as net income on the Company’s statement of operations for the years ended December 31, 2019, 2018, 2017, 2016 and 2015.
2.	For each of the years ended December 31, 2020, 2021, 2022, 2023 and 2024, when the Company publishes its audited annual financial statements with respect to such year, the Grantee shall receive a number of shares (subject to the Base Amount and Additional Annual Amount), free of all restrictions, equal to the market value on the date of such publication, determined on the basis of the Last Price, of twenty percent (20%) of the amount, if any, shown as net income on the Company’s statement of operations for such year.
Table Of Contents	34

3.	Shares of Restricted Stock that have not vested on the date of the publication of the Company’s audited annual financial statements for the year ended December 31, 2024, shall never vest and the grantee shall have no further rights with respect to them.

As a result of the 1-for 1,000 reverse stock split that was effected on September 11, 2015, the number of shares of Common Stock held by Mr. Brito was reduced to 800,000. In order to retain his services, on October 25, 2015, the Compensation Committee granted an award of 799,200,000 shares under the plan to Mr. Brito, who was then the Company’s Senior Vice President. Also on that date, the Compensation Committee granted an award of 800,000,000 shares under the plan to Carlos Silva, who had become the Company’s Principal executive officer. The shares awarded vest as follows:

1.	After the Company publishes its audited annual financial statement for the year ended December 31, 2020, the Grantee shall receive a number of shares (subject to the Base Amount and Additional Annual Amount), free of all restrictions, equal to the market value on the date of such publication, determined on the basis of the Last Price, of twenty percent (20%) of the sum of the amounts, if any, shown as net income on the Company’s statement of operations for the years ended December 31, 2020, 2019, 2018, 2017 and 2016.
2.	For each of the years ended December 31, 2021, 2022, 2023, 2024 and 2025, when the Company publishes its audited annual financial statements with respect to such year, the Grantee shall receive a number of shares (subject to the Base Amount and Additional Annual Amount), free of all restrictions, equal to the market value on the date of such publication, determined on the basis of the Last Price, of twenty percent (20%) of the amount, if any, shown as net income on the Company’s statement of operations for such year.

3.	Shares of Restricted Stock that have not vested on the date of the publication of the Company’s audited annual financial statements for the year ended December 31, 2024, shall never vest and the grantee shall have no further rights with respect to them.
4.	Restricted shares may not vest in any person under more than one Award Agreement in any year, except to the extent that there are insufficient shares available under an agreement

No shares under either award had vested as of December 31, 2015.

Note 16 – Subsequent Events

Management has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued.

After December 31, 2015, the Company issued 556,063,586 shares of Common Stock upon conversion of convertible promissory notes.

Table Of Contents	35

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were not effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by our company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2015. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2015:

· We have difficulty in accounting for complex accounting transactions particularly in relation to complex equity transactions.

· Documented processes do not exist for several key processes

Because of the material weaknesses noted above, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2015, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by COSO.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following persons were serving as an executive officers in the following positions on December 31, 2015:

Name	Age	Position
Carlos Daniel Silva	55	CEO and Director
Oscar Brito	44	CFO and Director
Alexander Victor Batallés	38	Director

Table Of Contents	36

Carlos Daniel Silva (55). Mr. Silva has served as the Company’s chief executive officer and one of its directors since January 2015. He was admitted to practice as an attorney in Argentina in 1986, and in 2011 obtained an MBA from Universidad Di Tella in Buenos Aires, Argentina. From 1986 to 1998, as a consultant, he served in various international and multilateral agencies including, World Bank, Inter-American Development Bank, the United Nations Program for Environment, United Nations Development Programme, German Technical Cooperation Agency, the Latin American Parliament. During those years, he provided professional services as a private consultant to several private and public international consulting firms, including Radian International (USA), Tetra Tech (USA), PRC EMInc (USA), AG (Spain), ERM (UK). Between 1998 and 2000 he was Vice President of ERM (UK) in Argentina. Between 2000 and 2006, he served as chairman of Deloitte & Touche Argentina Environmental, a Deloitte & Touche Tohmatsu company. He founded and became CEO of Ikal Winery & Lodge (Argentina) in 2007. Ikal Winery and Lodge is a world-class 75-hectare vineyard in Mendoza, Argentina. In 2008, he became Vice President of Prohotel International (Houston, USA) in South America, and owner of several hotels, including Ikal del Mar and Esencia, both in Riviera Maya, Mexico. Mr. Silva is a recognized hotel entrepreneur having developed and sold the Hotel Esencia and Ikal del Mar (now Viceroy) in Playa del Carmen. In the academic field, he has been a professor at the University of Buenos Aires, Argentina Catholic University, the University of Belgrano and the School of Business at the University of San Andrés, having published more than 10 books in his field.

Oscar Brito (44). Mr. Brito founded Urban Spaces in April 2012 and has been its president since that time. On August 13, 2012, he was elected as Director, President, and Acting Chief Financial Officer of the Company. He ceased to be president of the Company and became its Senior Vice President on June 17, 2014. He also co-founded GBS in 1997, and has served as its Managing Partner since its founding. Since April 2012, Mr. Brito has been inactive in GBS’ business and management, but GBS has not formally replaced him as its president. GBS is in the business of assisting its clients in raising capital and providing them with business advice and in investing in real estate and other project projects for its own account. Since its inception, GBS has assisted its clients in raising approximately $350 million in several financial transactions, of which approximately $200 million involved real estate, and has made investments of approximately $8 million on its own account in several projects, including the Bulgari Hotel in London, England. In 1995, Mr. Brito received a law degree from Universidad Catolica Andres Bello in Caracas, Venezuela, and in 2005, received an MBA from Duke University in Durham, North Carolina.

Alexander Victor Batallés (38). Mr. Batallés has served as president and chief executive officer of Raul V. Batallés S.A., a fire extinguisher business located in Buenos Aires, Argentina, since 2008. He received the degree of Masters in Business Administration from Universidad Torcuato di Tella in Buenos Aires in 2012 and the degree of Bachelor of Science (Economics) from the Massachusetts Institute of Technology in Cambridge, Massachusetts, in 2004.

Messrs. Silva, Brito and Batallés will serve as directors until the next annual meeting of the Company’s stockholders or until their successors have been elected and duly qualified. Officers hold their positions at the pleasure of the board of directors, absent any employment agreement. There was and is no arrangement or understanding between any director or officer of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and, to the Company’s knowledge, there is no arrangement, agreement, plan or understanding (a) as to whether non-management stockholders will exercise their voting rights to continue to elect the current directors to the Company’s board and or (b) between non-management stockholders and management under which non-management stockholders may directly or indirectly participate in or influence the management of the Company’s affairs.

The prior general business experience of our directors and, in the case of Messrs. Silva and Brito, their experience in real estate, as well as their financial interest in the Company, led to the conclusion that they were desirable persons to serve as directors.

Table Of Contents	37

Family Relationships

None.

Related Party Transactions

The following describes transactions for FY 2015 and FY 2014, or any currently proposed transactions, in which the Company was or is to be a participant and in which any related person had or will have a direct or indirect material interest (other than compensation described in this Item 10 under “Executive Compensation”):

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

Table Of Contents	38

Chacabuco Project

As indicated above, GBS, in which Mr. Brito holds one-third of the shares, agreed to purchase substantially similar 9 loft-type efficiency units in the Chacabuco Project. GBS assigned its rights to receive these units to UPLLC. In the instrument of assignment, UPLLC agreed to pay GBS $750,000 in consideration of its assignment and UPLLC. This amount was originally to be paid in installments of $400,000 and $350,000, due on April 15, 2013, and April 15, 2014, respectively. The dates for these payments were first extended to October 15, 2013, and October 15, 2014, respectively, because of delays in completion of this project. Due to further delays, they were extended further to dates that were based on the actual completion date of the project. On December 5, 2014, the Company sold the rights to 4 of the units to GBS for $350,000, reducing the amount owed to GBS to $400,000. On February 19, 2015, this indebtedness was exchanged for 450,000 shares of our Series B Convertible Preferred Stock.

Tulasi Mandir Spa and Hotel

On October 20, 2015, we acquired 60% of the capital stock of Inversora Caribe Mar. Carib Mar owns approximately 130,000 square feet of land on Coche Island in the State of Nueva Esparta, Venezuela, on which it plans to build a hotel. After the hotel is built, we will either operate it or enter into an arrangement with a third party for its operation. This project includes architectural and engineering plans and has received construction approval. The acquisition occurred as follows:

·	On July 7, 2014, Oscar Brito, Senior Vice President of the Company, acquired 312,500 shares of Caribe Mar, comprising 50% of its shares, from LW Proyectos y Construcciones C.A., a Venezuelan corporation (the “LW Shares”) for 17,333,250 Bolivars or approximately $250,000, and acquired 62,500 shares of Caribe Mar, comprising 10% of its shares, from Isaias Arturo Medina Meijas, an unrelated person, for 312,500 Bolivars or approximately $4,500.
·	On October 20, 2015, Mr. Brito transferred these shares to the Company for $500.
·	Mr. Medina held a right of first refusal with respect to the transfer of the LW Shares, which he waived under an agreement with the Company, dated June 4, 2015, in consideration of a payment of $50,000 in cash and 2,000 shares of the Series D PIK Convertible Preferred Stock of the Company. These shares have been delivered, but the cash consideration will not be delivered until the transaction in closed.

Hotel Santo Cristo de Pariaguan

On September 30, 2015, the Company and Oscar Brito, its Senior Vice President and a director, entered into an agreement entitled “Cesión de Derecho Preferencial de Acciones de la Sociedad Mercantil Promotodora de Turismo Hecos, C.A.,” under which Mr. Brito will transfer to the Company 1,000 shares of Promotodora de Turismo Hecos, C.A., which he acquired on September 30, 2015, for approximately $92,500, in exchange for 2,500 shares of the Company’s Series D PIK Convertible Preferred Stock, having a liquidation value of $250,000. The contact was approved by the Board of Directors, after Mr. Brito disclosed his interest in it, by a majority of the board, with Mr. Brito abstaining.

Exchange Agreement

On February 19, 2015, the Company entered into an Exchange Agreement, dated as of that date, with Oscar Brito, Senior Vice President and a director of the Company, and GBS, of which Sr. Brito is the president, a director and the holder of one-third of its outstanding shares. Under this agreement (the “Exchange Agreement”), Mr. Brito exchanged $150,000 of indebtedness owed to him by the Company and the interest accrued thereon for 150,000 shares of the Company’s Series B PIK Convertible Preferred Stock and GBS exchanged $450,000 of indebtedness owed to it by the Company and the interest accrued thereon for 450,000 such shares.

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

Table Of Contents	39

Committees

The Company has established a Share Reserve Committee of its Board of Directors to administer its reserves for conversion of its convertible notes. The Company has not established any other committees, including a compensation committee, nominating committee or an audit committee, although it is permitted to do so under the General Corporation Law of the State of Delaware and its by-laws. The Company believes that, until it begins to develop a compensation plan for its officers and directors, a compensation committee is not necessary.

Meetings of Directors

The Board of Directors did not meet during 2015, but acted by consent on several occasions.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission. Officers, directors and greater-than 10% shareholders are required by rules of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms that they file.

Mr. Alexander Victor Batallés, a director, and Messrs. Oscar Brito and Carlos Daniel Silva, officers, directors and holders of more than 10% of the Company’s Common Stock (which is the only registered class of its securities), were required to file such forms during the last fiscal year. The Company is unaware of any other holders of more than 10% of the Company’s Common Stock during its last fiscal year.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the Company’s most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year:

·	Mr. Batallés failed to file a Form 3, which would have stated that he beneficially owned no Common Stock on the date that it was required to be filed.
·	Mr. Brito failed to file a Form 4 relating to his acquisition of 800,000,000 shares of Common Stock under the Restricted Stock Plan on November 19, 2014, a Form 4 relating to his acquisition of 799,200,000 shares of Common Stock under the Restricted Stock Plan on September 11, 2015, and a Form 4 relating to his acquisition of 150,000 shares of Series B Preferred Stock on February 19, 2015, pursuant to the Exchange Agreement.
·	Mr. Silva failed to file a Form 3, which would have stated that he beneficially owned no Common Stock on the date that it was required to be filed and that he had received 600,000 shares of Series B PIK Convertible Preferred Stock under his employment agreement with the Company. He failed to file a Form 4 relating to his acquisition of 800,000,000 shares of Common Stock under the Restricted Stock Plan on September 11, 2015.

Table Of Contents	40

These persons were also required to file Form 5 with respect to the acquisitions described above by reason of the fact that the Forms 3 and 4 described above were not timely filed.

The ownership and acquisition of the securities described in the previous paragraph has been disclosed in this report and in other reports previously filed by the Company. The Company has received representations from Messrs. Batallés, Brito and Silva that they disposed of no securities of the Company during said fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

(a)       Compensation

The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer and the four other most highly compensated executive officers with compensation in excess of $100,000 for the years ended December 31, 2015 and 2014 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards(1)	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Carlos Daniel	2015	$50,000	—	$4,000,000	—	—	—	—	$4,050,000
Silva, CEO	2014	—	—	—	—	—	—	—	—
	2013	—	—	—	—	—	—	—	—
Oscar Brito,	2015	$15,000	—	$4,000,000	—	—	—	—	$4,015,000
CFO	2014	$15,000	—	$4,000,000	—	—	—	—	$4,015,000
	2013	$15,000	—	—	—	—	—	—	$15,000
(1)	All stock awards were restricted stock, which does not vest, if at all, until 2020. For further information, see “Equity Awards, Grant Based Awards, Stock Options, Pension Benefits and Deferred Compensation” in this Item 10.

Employment Arrangements

On February 19, 2015, we entered into a Contrato de Trabajo (a labor agreement), dated as of that date, with Carlos Daniel Silva, our chief executive officer and one of our directors. Under this agreement, Mr. Silva agreed to serve as chief executive officer and a director of Company for 5 years and we agreed (i) to pay him a salary of $50,000 per year, plus such bonuses and incentives as the board of directors may determine, and (ii) to issue 600,000 shares of our Series B PIK Convertible Preferred Stock to him. None of such salary has been paid and has been accrued as debt on the Company’s consolidated financial statements.

Since the inception of Urban Spaces, Mr. Brito has received a salary of $1,250 per month from Urban Spaces and is to be repaid for his expenses under arrangements that have not been formalized. None of such salary has been paid and has been accrued as debt on the Company’s consolidated financial statements.

Compensation Analysis

The Company is presently paying compensation to its officers and directors that the Company believes is inadequate in light of the compensation that they might be able to obtain from other employers. In particular, the Company believes that adequate compensation for a person with their experience compensation at a company in a similar business and at a like stage of its development would involve a base salary of at least $150,000 per year, a cash bonus and non-cash incentive compensation based on the performance of the Company, and stock options. These base salaries are substantially in excess of the present base salaries of our officers, which is $50,000 per year in the case of Mr. Silva and $15,000 per year in the case of Mr. Brito; both base salaries have been accrued but not paid. While Messrs. Silva and Brito have been awarded large numbers of restricted shares under our Restricted Stock Plan, but unless the Company becomes profitable, these shares will never vest. The Company recognizes that it needs to develop compensation programs that will provide adequate cash and short- and long-term incentive compensation in addition to its Restricted Stock Plan in order to attract and retain qualified officers and key employees, but the Company has not yet determined what the compensation program is designed to reward; the various elements of compensation; why the Company chooses to pay each element; how it will determine the amount to be paid for each element (or the formula for such payment); and how its decisions regarding that element fit into its overall compensation objectives and affect decisions regarding other elements. In addition, the Company’s financial condition and the market price of the Common Stock make it difficult, if not impossible to pay competitive base salaries and design attractive compensation plans.

Table Of Contents	41

(b)       Equity Awards, Grant Based Awards, Stock Options, Pension Benefits and Deferred Compensation

Grants of Plan Based Awards

Estimated future payouts under equity incentive plan awards

Name	Grant Date	Threshold	Maximum	Grant date fair value of stock and option awards
Carlos Daniel Silva	10/25/15	$0	$4,000,000	$4,000,000
Oscar Brito	11/19/14	$0	$4,000,000	$4,000,000
Oscar Brito	10/25/15	$0	$4,000,000	$4,000,000

Under the Company’s Restricted Stock Plan, Mr. Silva was awarded 800,000,000 shares of restricted common stock on September 11, 2015; Mr. Brito was awarded 800,000 shares of restricted common stock on November 19, 2014 (800,000,000 shares prior to the 1-for-1,000 reverse split that was effected on September 11, 2015) and was awarded an additional 799,200,000 shares of restricted stock on October 25, 2015. The grant fair value of stock and option awards is recorded in the above table for each award at $4,000,000 because the market value of the shares that can vest under the plan is limited to $4,000,000, as determined on the dates on which shares vest, although each of these awards had a substantially higher market value on the award date. The award made on October 25, 2015, was made by the Compensation Committee in order to retain Mr. Brito’s services, after the 1-for-1,000 reverse split that was effected on September 11, 2015, reduced the number of his restricted shares to 800,000.

The 800,000 restricted shares awarded to Mr. Brito on November 19, 2014, vest as follows:

·	After the Company publishes its audited annual financial statement for the year ended December 31, 2019, Mr. Brito shall receive a number of shares (subject to the limitation that after shares having a market value of $2,000,000 have vested, he may receive shares having a maximum market value in any subsequent year), free of all restrictions, equal to the market value on the date of such publication, determined on the basis of the Last Price, as defined, of twenty percent (20%) of the sum of the amounts, if any, shown as net income on the Corporation’s statement of operations for the years ended December 31, 2019, 2018, 2017, 2016 and 2015.
·	For each of the years ended December 31, 2020, 2021, 2022, 2023 and 2024, when the Corporation publishes its audited annual financial statements with respect to such year, he may receive a number of shares (subject to the limitation that after shares having a market value of $2,000,000 have vested, he may receive shares having a maximum market value in any subsequent year), free of all restrictions, equal to the market value on the date of such publication, determined on the basis of the Last Price, as defined of twenty percent (20%) of the amount, if any, shown as net income on the Corporation’s statement of operations for such year.
·	Shares of Restricted Stock that have not Vested on the date of the publication of the Corporation’s audited annual financial statements for the year ended December 31, 2024, shall never Vest and he shall have no further rights with respect to them.

The 800,000,000 restricted shares awarded to Mr. Silva and the 799,200,000 restricted shares awarded to Mr. Brito on October 25, 2015, vest as follows:

·	After the Company publishes its audited annual financial statement for the year ended December 31, 2020, each of them shall receive a number of shares (subject to the limitation that after shares having a market value of $2,000,000 have vested, he may receive shares having a maximum market value in any subsequent year), free of all restrictions, equal to the market value on the date of such publication, determined on the basis of the Last Price, as defined, of twenty percent (20%) of the sum of the amounts, if any, shown as net income on the Corporation’s statement of operations for the years ended December 31, 2020, 2019, 2018, 2017 and 2016.
·	For each of the years ended December 31, 2021, 2022, 2023, 2024 and 2025, when the Corporation publishes its audited annual financial statements with respect to such year, each of them may receive a number of shares (subject to the limitation that after shares having a market value of $2,000,000 have vested, each of them may receive shares having a maximum market value in any subsequent year), free of all restrictions, equal to the market value on the date of such publication, determined on the basis of the Last Price, as defined of twenty percent (20%) of the amount, if any, shown as net income on the Corporation’s statement of operations for such year.
Table Of Contents	42

·	Shares of Restricted Stock that have not Vested on the date of the publication of the Corporation’s audited annual financial statements for the year ended December 31, 2025, shall never Vest and they shall have no further rights with respect to these shares.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Persons Other than Management

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of December 31, 2015, for each person, other than directors and executive officers, who is known by us to own beneficially five percent (5%) or more of our outstanding Common Stock.

Security Ownership of Five Percent (5%) Stockholders

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Common Stock	None	----	----

Security Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of December 31, 2015, for the following: (1) each of our directors and executive officers and (2) our directors and executive officers as a group.

Security Ownership of Management

Title of class	Name of Beneficial Owner	Amount and nature of Beneficial Ownership (1)		Percent of class
Common Stock	Carlos Daniel Silva	800,000,000		44.8	%(1)
	Oscar Brito	800,004,000		44.8	%(1)
	Alexander Victor Batallés	----		----
Series B Convertible Preferred Stock	Carlos Daniel Silva	600,000		50.0	%(2)
	Oscar Brito	150,000		12.5	%(2)(3)
Directors and Executive officers as a group (2 persons) (1)	Common Stock	1,600,004,000		89.7.7%
	Series B Convertible Preferred Stock	750,000	(2)	62.5	%(2)

(1)	Based upon 1,784,461,982 shares of Common Stock outstanding as of December 31, 2015.
(2)	The Series B Convertible Preferred Stock was not convertible into Common Stock on, or within 60 days after, December 31, 2015.
(3)	In addition, GBS, in which Mr. Brito holds a 33.33% interest, beneficially owns 450,000 shares of Series B Convertible Preferred Stock, constituting 37.5% of the class

Table Of Contents	43

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None of our directors or executive officers or their respective immediate family members or affiliates is indebted to us. As of the date of this report, there is no material proceeding to which any of our directors, executive officers or affiliates is a party or has a material interest adverse to us.

Currently, the Company has only one director who is independent namely, Mr. Batallés The Company has used the definition of “independent director” set forth in NASDAQ Stock Market Listing Rule 5605(a)(2) to make this determination. This rule provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

This rule further provides that a director cannot be considered independent if:

·	he is, or at any time during the past three years was, an employee of the company;
·	he or his family member accepted any compensation from the Company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions);
·	his family member is, or at any time during the past three years was, an executive officer of the company;
·	he or his family member is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);
·	he or his family member is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the Company served on the compensation committee of such other entity; or
·	he or his family member is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We were billed $12,500 for FY 2014 and $14,500 for FY 2014, and, for professional services rendered by the principal accountant for the audit of our annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings.

Audit Related Fees

There were $0 in audit related fees for each of FY 2015 and FY 2014. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

Tax Fees

Tax fees were $0 for each of FY 2015 and FY 2015.

Table Of Contents	44

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)     Financial Statements and Schedules. The following financial statements and schedules for the Company as of December 31, 2015, are filed as part of this report.

(1)     Consolidated financial statements of the Company.

(2)     Financial statement schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(A) EXHIBITS.

The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

Table Of Contents	45

Exhibit No.	Description

3.1	Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-1, Registration No. 333-166237.
3.2	Certificate of Conversion from Florida corporation to Delaware corporation filed in Florida. Incorporated by reference to Exhibit 3.5 to Registration Statement on Form S-1, Registration No. 333-166237.
3.3	Certificate of Conversion from Florida corporation to Delaware corporation filed in Delaware. Incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-1, Registration No. 333-166237.
3.4	Certificate of Amendment to Certificate of Incorporation dated January 18, 2008. Incorporated by reference to Exhibit 3.7 to Registration Statement on Form S-1, Registration No. 333-166237.
3.5	Certificate of Amendment to Certificate of Incorporation dated March 31, 2010. Incorporated by reference to Exhibit 3.8 to Registration Statement on Form S-1, Registration No. 333-166237.
3.6	Articles of Merger. Incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-1, Registration No. 333-186559.
3.7	Certificate of Amendment to Certificate of Incorporation dated October 26, 2012 and filed October 31, 2012, changing corporate name of the Registrant to Metrospaces, Inc. Incorporated by reference to Exhibit 3.7 to Registration Statement on Form S-1, Registration No. 333-186559.
3.8	Bylaws. Incorporated by reference to Exhibit 3.9 to Registration Statement on Form S-1, Registration No. 333-166237.
3.9	Certificate of Designations of Series B PIK Convertible Preferred Stock. Filed as Exhibit 3.1 to Current Report on Form 8-K filed by the Registrant on February 20, 2015, and incorporated herein by reference.
3.10	Certificate of Designations of Series C PIK Convertible Preferred Stock. Filed herewith.
3.11	Certificate of Designations of Series D PIK Convertible Preferred Stock. Filed herewith.
10.1	Exchange Agreement, dated as of August 13, 2012, by and between Registrant and Richard S. Astrom. Incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1, Registration No. 333-186559.
10.2	Promissory Note, dated August 13, 2012, made by the Registrant in favor of Richard S. Astrom. Incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1, Registration No. 333-186559.
10.3	Promissory Note Exchange Agreement, dated as of February 19, 2014, by and between the Company and Richard S. Astrom. Incorporated by reference to Exhibit 10.14 to Current Report of the Registrant on Form 8-K, dated March 13, 2014.
10.4	Convertible Promissory Note, dated as of February 19, 2014, made by the Company in favor of Richard S. Astrom. Incorporated by reference to Exhibit 10.15 to Current Report of the Registrant on Form 8-K, dated March 13, 2014.
10.5	Convertible Promissory Note Exchange Agreement, dated as of May 1, 2014, by and between the Registrant and Richard S. Astrom. Filed herewith.
10.6	Convertible Promissory Note, dated as of May 1, 2014, by and between the Registrant and Richard S. Astrom. Filed herewith.
10.7	Agreement of Amendment and Rescission, dated as of July 11, 2014, by and among the Registrant, Richard S. Astrom and Dixie Assets Management, Inc. Filed herewith.
10.8	8% Convertible Redeemable Note, dated February 24, 2014, in the principal amount of $40,000, made by the Registrant in favor of LG Capital Funding, LLC. Filed herewith.
10.9	Amended and Restated Convertible Promissory Note, dated as of July 28, 2015, in the principal amount of $42,000, made by the Registrant in favor of Apollo Capital Corp. Filed herewith.
10.10	Acta de Asamblea Extraordinaria de Accionistas de la Empresa “Inversora Caribe Mar C.A. Filed as Exhibit 10.9 to Current Report on Form 8-K filed by the Registrant on November 10, 2015, and incorporated herein by reference.
10.11	Cesión de Acciones de la Sociedad Mercantil Inversora Caribe Mar, C.A. Filed as Exhibit 10.10 to Current Report on Form 8-K filed by the Registrant on November 10, 2015, and incorporated herein by reference.
10.12	Cesión de Derecho Preferencial de Acciones de la Sociedad Mercantil Inversora Caribe Mar, C.A. Filed as Exhibit 10.11 to Current Report on Form 8-K filed by the Registrant on November 10, 2015, and incorporated herein by reference.
10.13	Cesión de Acciones de la Sociedad Mercantil Promotora de Turismo Hecos, C.A. Filed as Exhibit 10.12 to Current Report on Form 8-K filed by the Registrant on November 10, 2015, and incorporated herein by reference.

Table Of Contents	46

10.14	Contrato de Trabajo, dated as of February 19, 2015, by and between Registrant and Carlos Daniel Silva. Filed as Exhibit 10.1 to Current Report on Form 8-K filed by the Registrant on February 20, 2015, and incorporated herein by reference.
10.15	Exchange Agreement, dated as of February 19, 2015, by and between Registrant and the Exchangers named therein. Filed as Exhibit 10.2 to Current Report on Form 8-K filed by the Registrant on February 20, 2015, and incorporated herein by reference.
10.16	Contrato de Compraventa de Acciones, dated January 13, 2015, by and between MRT Consulting S.A. and the Registrant. Filed as Exhibit 10.1 to Current Report on Form 8-K filed by the Registrant on January 21, 2015, and incorporated herein by reference.
10.17	Convertible Promissory Note, dated January 13, 2015, made by Registrant in favor of MRT Consulting S.A. Filed as Exhibit 10.2 to Current Report on Form 8-K filed by the Registrant on January 21, 2015, and incorporated herein by reference.
10.18	Restricted Stock Plan of the Registrant. Filed as Exhibit 10.2 to Current Report on Form 8-K filed by the Registrant on November 19, 2014, and incorporated herein by reference.
10.19	Award Agreement, dated November 5, 2014, between the Registrant and Oscar Brito. Filed as Exhibit 10.3 to Current Report on Form 8-K filed by the Registrant on November 19, 2014, and incorporated herein by reference.
10.20	Amended Restricted Stock Plan of the Registrant. Filed as Exhibit 10.8 to Current Report on Form 8-K filed by the Registrant on November 10, 2015, and incorporated herein by reference.
10.21	Award Agreement, dated September 23, 2015, between the Registrant and Carlos Daniel Silva. Filed as Exhibit 10.4 to Current Report on Form 8-K filed by the Registrant on November 10, 2015, and incorporated herein by reference.
10.22	Award Agreement, dated September 23, 2015, between the Registrant and Oscar Britto. Filed as Exhibit 10.5 to Current Report on Form 8-K filed by the Registrant on November 10, 2015, and incorporated herein by reference.
10.23	Award Agreement, dated October 22, 2015, between the Registrant and Carlos Daniel Silva. Filed as Exhibit 10.6 to Current Report on Form 8-K filed by the Registrant on November 10, 2015, and incorporated herein by reference.
10.24	Award Agreement, dated October 22, 2015, between the Registrant and Oscar Brito. Filed as Exhibit 10.7 to Current Report on Form 8-K filed by the Registrant on November 10, 2015, and incorporated herein by reference.
10.25	Boleto de Compraventa, dated December 5, 2014, by and between the Registrant and GBS Capital Partners. Filed as Exhibit 10.23 to Annual Report on Form 10-K filed by the Registrant on April 15, 2015, and incorporated herein by reference.
10.26	Form of Convertible Promissory Notes made by the Registrant, on the one hand, and Dixie Assets Management. Filed herewith.
21	Subsidiaries of the Registrant. Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer. Filed herewith.
32.1	Section 1350 Certification of Principal Executive Officer. Filed herewith.
32.2	Section 1350 Certification of Principal Financial Officer. Filed herewith.

Table Of Contents	47

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROSPACES, INC.

By: /s/ Carlos Daniel Silva
Name: Carlos Daniel Silva
Title: Principal Executive Officer

Date: March 21, 2017

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Carlos Daniel Silva
Name: Carlos Daniel Silva
Title: Chief Executive Officer; Director

Date: March 21, 2017

/s/ Oscar Brito
Name: Oscar Brito
Title: Principle Financial Officer; Director

Date: March 21, 2017

/s/ Alexander Victor Batallés
Name: Alexander Victor Batallés
Title: Director

Date: March 21, 2017

Table Of Contents	48