Form 10-Q
period 2016-03-31
METROSPACES, INC.
filed 2017-10-30
CIK 1488501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

--------------------------------
FORM 10-Q

--------------------------------

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from_____________________________________ To

Commission file number: 333-186559

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging Growth Company	[X]

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

As of October 20, 2017, there were 3,892,178,868 shares of the Registrant’s Common Stock outstanding.

METROSPACES, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2016

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

 METROSPACES, INC.

 Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015

ASSETS
Current Assets
Cash and cash equivalents	13,652	58,668
Accounts receivable	3,341	1,033
Inventory	9,971	11,223
Prepaid and other current assets	179,955	174,979
Total Current Assets	206,919	245,903

Advance payment for real property	369,891	369,891
Investment in non-consolidated subsidiary	159,910	159,910
Property and equipment, net	4,380,940	4,456,832

TOTAL ASSETS	5,117,660	5,232,536

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	61,251	71,440
Accrued expenses	626,144	608,184
Accrued interest	75,869	74,312
Sales deposit	34,046	34,046
Notes payable - related parties	16,990	16,990
Current portion of convertible notes payable, net of discount of $189,377 and $77,992	155,184	90,032
Note payable	10,000	10,000
Derivative liability	9,631,758	11,904,682
Total Current Liabilities	10,611,242	12,809,686

Convertible notes payable, net discount of $0 and $100,406	—	51,276
TOTAL LIABILITIES	10,611,242	12,860,962

Stockholders' Deficit
Preferred stock, $0.000001 par value, 8,000,000 shares authorized	—	—
Series B Preferred Stock, $0.000001 par value, 2,000,000 shares authorized, 1,200,000 shares issued	1	1
Series C Preferred Stock, $0.000001 par value, 100,000 shares authorized, 100,000 shares issued	0	0
Series D Preferred Stock, $0.000001 par value, 0 shares issued	—	—
Common Stock, $0.000001 par value, 10,000,000,000 shares authorized 2,263,334,686 and 1,784,461,982 shares issued and outstanding	2,263	1,785
Additional paid in capital	7,035,555	6,747,974
Accumulated other comprehensive loss	(205,388)	(139,528)
Accumulated deficit	(12,326,014)	(14,238,658)
Total Stockholders' Deficit	(5,493,582)	(7,628,426)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	5,117,660	5,232,536

The accompanying notes are an integral part of these financial statements.

METROSPACES, INC.

Consolidated Statement of Operations

	Three Months Ended
	March 31,
	2016	2015
Revenue, net of discounts	$6,803	$245,860
Cost of revenue	9,079	14,849
Gross profit (loss)	(2,276)	231,011
Operating Expenses
General and administrative expenses	112,043	37,746
Total operating expenses	112,043	37,746
Operating Income (Loss)	(114,318)	193,265
Other Income (expense)
Interest expense	(108,825)	(344,977)
Gain (loss) on change in fair value of derivative	2,109,410	(1,084,217)
Gain (loss) on extinguishment of debt	26,377	(184,247)
Total other income (expense)	2,026,962	(1,613,441)
Net Income before taxes	1,912,644	(1,420,176)
Income tax benefit	—	—
Net Loss	$1,912,644	$(1,420,176)
Preferred stock dividend	—	—
Net Loss attributable to common stockholder	$1,912,644	$(1,420,176)
Other comprehensive income (loss)
Foreign currency transaction adjustment	(65,860)	—
Comprehensive Income	$1,846,784	$(1,420,176)
Net loss per common share - basic and diluted	$0.00	$(0.00)
Weighted average of common shares - basic and diluted	1,931,872,464	1,143,698,101

The accompanying notes are an integral part of these financial statements.

METROSPACES, INC.

Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$1,912,644	$(1,420,176)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Amortization of imputed interest	7,571	—
Salary accrued to related party	16,250	3,750
Non-cash interest expense	27,934	344,977
(Gain) loss on change in fair value of derivative	(2,109,410)	1,084,217
(Gain) loss on extinguishment of debt	(26,377)	184,247
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(2,308)	(226,379)
Inventory	1,252	—
Prepaid expenses and other assets	(4,976)	2,146
Increase (decrease) in operating liabilities:
Accounts payable	(9,329)	(16,716)
Bank overdraft		(166)
Accrued expenses	1,710	392
Net Cash Used in Operating Activities	(185,039)	(43,708)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from acquisition		29,415
Net cash provided by investing activities		29,415
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable	112,175	42,000
Repayment of note payable	(48,807)	(25,000)
Proceeds from stockholder loans	—	400
Net Cash Provided By Financing Activities	63,368	17,400
Effect of exchange rate on cash	76,655	5,319
Net increase (decrease) in cash and cash equivalents	(45,016)	8,426
Cash and cash equivalents, beginning of period	58,668	—
Cash and cash equivalents, end of period	$13,652	$8,426
Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Non-cash transactions:
Derivative liability recognized as debt discount	$275,689	$2,761,827
Conversion of convertible debt into common stock	$38,234	$30,605
Conversion of convertible debt into series C preferred stock	$—	$—
Common Stock issued from conversion of convertible debt	$288,059	$658,184
Series B preferred stock issued from conversion of debt	$—	$—
Preferred stock dividend accrued	$—	$55,000

The accompanying notes are an integral part of these financial statements.

METROSPACES, INC.

Notes to Consolidated Financial Statements
March 31, 2016

Note 1 – Business

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2016, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Amended Annual Report on Form 10-K/A for the year ended December 31, 2015, filed with the SEC on March 21, 2017.

Metrospaces, Inc. (the “Company”) was incorporated as “Strata Capital Corporation” on December 10, 2007, under the laws of the State of Delaware. Urban Spaces, Inc. (“Urban Spaces”) was incorporated on April 3, 2012, under the laws of the State of Nevada and thereafter formed Urban Properties LLC, a Delaware limited liability company as its 99.9% owned subsidiary (“UPLLC”). Through Urban Spaces and its subsidiaries, the Company builds, sells and manages condominium properties located in Argentina and Venezuela. On January 13, 2015, the Company acquired all of the outstanding shares of stock of Bodega IKAL, S.A., an Argentine corporation (“IKAL”), and Bodega Silva Valent S.A., an Argentinian corporation, which collectively own 185 acres of vineyards, from which they currently sell grapes to local wineries. Through its 60% - owned subsidiary Caribe Mar, C.A. (“Carib Mar”), the Company is planning to build a hotel on Coche Island in the State of Nueva Esparta, Venezuela.

Note 2 – Significant accounting policies

Basis of Consolidation

The financial statements have been prepared on a consolidated basis, with the Company’s subsidiaries IKAL and Bodega Silva Valent S.A. No intercompany balances or transactions exist during the period presented.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, Income Taxes. Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

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

Fair Value Measurement

The Company adopted the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

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

The change in the Level 3 financial instrument is as follows:

Balance January 1, 2015	$2,645,300
Issued during the year	14,540,743
Converted during the year	(4,531,387)
Change in fair value recognized in operations	(749,974)

Balance December 31, 2015	11,904,682

Balance January 1, 2016	$11,904,682
Issued during the year	109,675
Converted during the year	(273,189)
Change in fair value recognized in operations	(2,109,410)

Balance March 31, 2016	9,631,758

The estimated fair value of the derivative instruments were valued using the Black-Scholes option pricing model, using the following assumptions at March 31, 2016:

Estimated Dividends	None
Expected Volatility	508% to 1022.00%
Risk free interest rate	.59%
Expected term	.36 to 1.33 years

Convertible Instruments

The Company evaluates and account for conversion options embedded in convertible instruments in accordance with ASC 815, Derivatives and Hedging Activities.

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

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities. During the three months ended March 31, 2016, the Company recognized a gain on extinguishment of $2,109,410 from the conversion of convertible debt with a bifurcated conversion option.

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

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues, has an accumulated deficit of $12,326,014, and stockholders’ deficit of $5,493,582, as of March 31, 2016. The continuation of the Company as a going concern is dependent upon, among other things, continued financial support from its stockholders and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

Management plans to alleviate the going concern issues through future equity and debt financing opportunities currently being pursued.

Note 4 – Acquisition

On January 13, 2015, the Company acquired all of the outstanding shares of common stock of Bodega IKAL, S.A., and all of the outstanding shares of common stock of Bodega Silva Valent S.A., both of which are Argentine corporations that collectively own 75 hectares of vineyards that produce grapes that they sell to local wineries. The consideration for these shares was a convertible promissory note in the principal amount of $4,500,000. The acquisitions have been recorded in accordance with the acquisition method of accounting and have included the financial results of the acquired companies from the date of acquisition. Pro forma historical results of operations have not been presented because they are not material to the consolidated statement of operations.

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

Note 7 – Long Term Debt – Related Party

On April 13, 2012, the Company entered into an agreement to purchase nine condominium units from GBS Capital Partners (“GBS”), a related party of the Company, in exchange for a two-year non-interest bearing note payable. Interest has been imputed at the rate of 8% per annum.

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

Convertible Note Payable – related party

The Company issued a Convertible Promissory Note, dated May 1, 2014, in the principal amount of $66,944 and bearing interest at the rate of 0.33% per annum, to the prior president and sole director of the Company (the “Existing Note”). The Existing Note is subject to and entitled to the benefits of the Convertible Note Exchange Agreement, dated May 1, 2014, between MSPC and prior president and sole director (the “Existing Note Exchange Agreement”), as amended by an Agreement of Amendment and Rescission, dated as of July 11, 2014, by and among the Company, the former officer and director and one of his affiliates. (the “Rescission Agreement”), including, without limitation, its provisions in respect of the conversion of the principal amount thereof and interests thereon into shares of Common Stock. The Existing Note was issued pursuant to the Existing Note Exchange Agreement solely in exchange for a Convertible Promissory Note, dated February 19, 2014, and maturing 1 year later, in the original principal amount of $260,000, the outstanding principal of which and interest accrued thereon at the time of the exchange, was $66,944 (the “First Exchange Note”). The Existing Note Exchange Agreement was amended by the Rescission Agreement to increase the conversion price from the par value of the Common Stock ($0.000001 per share), as provided in the Existing Note Exchange Agreement, to 2.5% of its Current Market Value, as that term is defined therein.

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

The prior president and sole director was issued the Original Note pursuant to an Exchange Agreement, dated August 13, 2012 (the “Original Note Exchange Agreement”), under which he surrendered to the Company for cancellation a certificate representing 10,000,000 shares of its Series A Preferred Stock and extinguished $170,146 of the Company’s indebtedness to him as consideration for the Original Note.

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

Note 11 – Convertible Note Payable

At March 31, 2016, and December 31, 2015, convertible notes payable consisted of the following:

	March 31	December 31,
	2016	2015

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
On October 14, 2015, $265 of the note was converted into 883,333 shares of common stock.

As of March 31, 2016, a total of $46,734 of the notes have been converted.
As of March 31, 2016, the note is presented net of a discount of $16,255.
	67,266	73,500

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

During the three months ended March 31, 2016, $36,578 of the notes were converted into 468,872,740 common shares.

As of March 31, 2016, a total of $36,578 of the notes have been converted.
As of March 31, 2016, the notes are presented net of a discount of $57,556.	102,893	97,736

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

On March 3, 2016, and March 4, 2016, the Comany entered into a Convertible Note Agreement in the principal amount for $16,000, and $4,400 respectively.   The notes bear interest at 10% per annum and are convertible into shares of the Company’s common stock at the option of the holder at a purchase price equal to 2.5% of the current market price which is the average of the daily closing price for a share of common stock for the three consecutive trading days ending on the trading day immediately prior to the day on which a conversion notice is delivered. The notes matures on the date which is one year after the agreement date.

During the three months ended March 31, 2016, the Company repaid $48,807 of the notes.

As of March 31, 2016, the notes are presented net of a discount of $54,319.
	92,733	121,100

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

On February 19, 2016, the Company entered into a Convertible Note Agreement in the principal amount of $20,000 with an unrelated third party.  The notes bears interest at 12% per annum and are convertible into shares of the Company’s common stock at the option of the holder at a purchase price equal to 50% multiplied by the lowest closing bid price for the Common Stock during the 30 trading day period ending on the latest complete trading day prior to the conversion date. The note matures on August 19, 2016.

As of March 31, 2016, the notes are presented net of a discount of $29,404.	45,000	25,000

On July 28, 2015, the Company entered into a Convertible Note Agreement in the principal amount of $25,000 with an unrelated third party. The note bears interest at 12% per annum and are convertible into shares of the Company’s common stock at the option of the holder at a purchase price equal to 50% multiplied by the lowest closing bid price for the Common Stock during the 30 trading day period ending on the latest complete trading day prior to the conversion date. The note matures on January 28, 2017. As of March 31, 2016, the notes are presented net of a discount of $16,255.	6,667	32,000

On February 2, 2016, the Company entered into a Convertible Note Agreement, with an unrelated third party for $30,000.  The note bears interest at 10% per annum,  and is convertible into shares of the Company’s common stock at the option of the holder at a purchase price equal to 60% multiplied by the lowest closing bid price for the Common Stock during the 30 trading day period ending on the latest complete trading day prior to the conversion date. The notes mature on  February 2, 2017.

An amount of $1,992 was converted during the period ended March 31, 2016.

As of March 31, 2016, the note is presented net of a discount of $26,246.	30,000	-

Total Convertible Notes	344,560	394,729
Discount of Convertible Notes	(189,377)	(178,452)
Total Convertible Notes	155,183	216,277

Less: current portion of convertible loan	-	(90,033)

Long-term convertible notes payable	$155,183	$126,244

The remaining principal balance of the convertible notes at March 31, 2016, was $344,560. The Company has determined that the conversion feature embedded in the notes constitutes a derivative and has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt, on the accompany balance sheet, and revalued to fair market value at each reporting period. The notes are presented net of a discount of $189,377.

Note 12 – Related Party Transactions

A stockholder is a 33% partner in GBS Capital Partners (see Note 4), the entity from which the Company acquired the deposit of nine condominium units.

The stockholder referred to above is entitled to receive a monthly salary of $1,250. The Company has accrued an amount of $3,750 for the three months ended March 31, 2016, and $9,970 for the years ended December 31, 2015, for salary. The Company has accrued an aggregate amount of $56,970 since inception which is reflected in accrued expenses in the accompanying Balance Sheet at March 31, 2016.

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

During the three months ended March 31, 2016, $38,569 of principal of the convertible notes payable referred to in Note 11 was converted into 478,872,704 shares of common stock according to the terms of the convertible instrument.

As of March 31, 2016, and December 31, 2015, respectively, 2,263,334,686 and 1,784,461,982 shares of common stock were issued and outstanding.

Preferred Stock

The Company is authorized to issue 8,000,000 shares of preferred stock at a par value of $0.000001 per share in series. As of December 31, 2015 and, 2014, no shares of preferred stock were issued and outstanding.

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

As of March 31, 2016, and December 31, 2015, 1,200,000 shares of Series B Preferred Stock were issued and outstanding.

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

As of March 31, 2016, and December 31, 2015, 100,000 shares of series C preferred stock were issued and outstanding.

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

As of March 31, 2016, none of the awards had vested and no compensation cost had been recorded in the Company’s financial statements.

Note 16 – Subsequent Events

Subsequent to year-end, the Company issued 1,628,844,000 shares of common stock upon the conversion of $18,275 of principal amount of convertible promissory notes and $27,180 of interest accrued thereon.

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

RESULTS OF OPERATIONS FOR THE

THREE MONTHS ENDED MARCH 31, 2015

AS COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2014

Revenues

We had revenues of $6,803 for the three months ended March 31, 2016, as compared with revenues of $245,860 for the three months ended March 31, 2015. Revenues decreased in the later period because of reduced operations in Argentina and delayed operational activities.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2016, were $112,043, of which $3,750 was for salary and most of the remainder for administrative costs, transfer agent fees and accounting fees. General and administrative expenses for the three months ended March 31, 2015, were $37,346, of which $3,750 was for salary and most of the remainder for administrative costs, transfer agent fees and accounting fees. General and administrative expenses increased for the three months ended March 31, 2016, because of increased payroll, and legal costs.

Gain/Loss from Operations

We had a loss from operations of $114,318 for the three-month period ended March 31, 2016, as compared with a gain from operations of $193,265 for the three-month period ended March 31, 2015. The difference between these periods was due to the decrease in revenues described above, as well as the increase general and administrative expenses.

Other Expense

Interest

During the three month periods ending March 31, 2016, and 2015, we incurred interest expense of $108,825, and $344,977, respectively.

Loss on change in fair value of derivative

During the three-month period ended March 31, 2016, we recorded a gain on fair value of derivative of $2,109,410, compared to a loss on change in fair value of derivative of $1,084,217 for the three-month period ended March 31, 2015.

Gain on extinguishment of debt

During the three-month period ended March 31, 2016, we recorded a gain on extinguishment of debt of $26,377, compared to a loss on extinguishment of debt of $184,217 for the three-month period ended March 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Our net income for the three months ended at March 31, 2016, was $1,912,644 and our accumulated deficit at that date was $12,326,014. We had cash at that date of $13,652 and accounts receivable of $3,341. We financed our operations during this period through a loan of $112,175 from a third party and repaid $48,807 of a note payable. During the three-month period then ended, Mr. Oscar Brito, our president, earned $3,750 in salary from Urban Spaces. We were unable to pay this obligation and it has been accrued in our financial statements. We will be able to pay this obligation only from revenues from our operations and/or financing. Given our current financial condition and prospects, we can give no assurance as to whether or when we will be able to do so.

Net cash used in operating activities for the three months ended March 31, 2016, was $185,039, resulting principally from a net income of $1,912,644, offset by a $2,109,410 gain on fair value of derivative, as compared with net cash used in operating activities $43,708, for the three months ended March 31, 2015, resulting principally from a net loss of $1,420,176, offset by a $1,084,217 loss on fair value of derivative.

Net cash provided by financing activities for the three months ended March 31, 2016, was $63,368, as compared with $40,666 for the three months ended March 31, 2015.

Cash Requirements

At March 31, 2016, we had a stockholders’ deficit of $5,493,582. The report of our independent registered public accounting firm on our audited financial statements at December 31, 2015, contains a paragraph regarding doubt as to our ability to continue as a going concern. We do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business.

The Company believes that it will require approximately $1,200,000 million to fund its operations for the next 12 months. The Company plans to fund its activities, including those of Urban Spaces, during the balance of 2016 and beyond through the sale of debt or equity securities, preconstruction sales of condominiums and/or deposits on condominium units sold after construction of a project commences but before these units are delivered. The ability of the Company to obtain funding from pension funds in Argentina has been restricted by the recent nationalization of the largest Argentine pension funds. The Company believes that it will be able to obtain funding for its projects from other private lenders, but can give no assurance that it will be successful in so doing or that such financing, if available, will be on acceptable terms.

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

The amount of the funds required for the Company to pay its outstanding the promissory notes, including promissory notes that are due and unpaid in the principal amount of $41,933, is included in the approximately $1,200,000 that the Company will require to fund its operations for the next 12 months. The Company plans to obtain such funds through the sale of debt or equity securities and from any profits that it receives from the Chacabuco project, rather than from preconstruction sales of condominiums and/or deposits on condominium units sold after construction of its other projects commence but before these units are delivered. In the event that we are unable to pay our outstanding promissory notes when due, we intend to ask for extensions of their due date, as well as for extensions of the above mentioned notes that are due and unpaid, but none of the holders is obligated to do so. Further, the Company has no information as to whether or on what terms any such extension would be granted.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were not effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by our company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was not effective as of March 31, 2016. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of March 31, 2016:

·     We have difficulty in accounting for complex accounting transactions particularly in relation to complex equity transactions.

·     Documented processes do not exist for several key processes.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT	DESCRIPTION

31.1	Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 302

31.2	Certification of Principal Accounting Officer pursuant to Sarbanes-Oxley Section 302

32.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 906

32.2	Certification of Chief Accounting Officer pursuant to Sarbanes-Oxley Section 906
21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METROSPACES, INC. October 30, 2017

By: /s/ Carlos Daniel Silva
Carlos Daniel Silva

Principal executive officer

By: /s/ Oscar Brito
Oscar Brito

Principal accounting officer

